Form 10-Q
period 2020-09-30
Acutus Medical, Inc.
filed 2020-11-13
CIK 1522860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39430

ACUTUS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1306615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 Faraday Ave., Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(zip code)

(Registrant’s telephone number, including area code) (442) 232-6080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AFIB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 9, 2020
Common Stock, $0.001 par value	27,846,083

ACUTUS MEDICAL, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2020

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of the Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Recent Sales of Unregistered Securities	48

Item 6.	Exhibits	49

Signatures		50

Item 1. Financial Statements.

Acutus Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$58,302	$9,452
Marketable securities, short-term	99,742	62,351
Restricted cash	150	150
Accounts receivable	1,893	263
Inventory	10,932	8,424
Prepaid expenses and other current assets	4,635	1,816
Total current assets	175,654	82,456

Marketable securities, long-term	8,789	—
Property and equipment, net	9,940	4,427
Right-of-use asset, net	1,838	2,341
Intangible assets, net	3,780	4,110
Goodwill	12,026	12,026
Other assets	482	95
Total assets	$212,509	$105,455

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,723	$3,882
Accrued liabilities	6,500	10,076
Contingent consideration, short-term	4,000	8,200
Operating lease liabilities, short-term	907	833
Common and preferred stock warrant liability	—	8,919
Total current liabilities	16,130	31,910

Operating lease liabilities, long-term	1,365	2,054
Long-term debt	38,762	38,244
Contingent consideration, long-term	3,600	5,700
Other long-term liabilities	8	—
Total liabilities	59,865	77,908

Commitments and contingencies (Note 12)

Convertible preferred stock
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 3,848,696 shares authorized and 391,210 shares issued and outstanding as of December 31, 2019; liquidation preference of $3,245 as of December 31, 2019	—	3,059
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 30,032,100 shares authorized and 3,088,444 shares issued and outstanding as of December 31, 2019; liquidation preference of $41,294 as of December 31, 2019	—	40,685
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 48,184,000 shares authorized and 4,499,921 shares issued and outstanding as of December 31, 2019; liquidation preference of $75,000 as of December 31, 2019	—	74,575
Series D convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 90,000,000 shares authorized and 8,200,297 issued and outstanding as of December 31, 2019; liquidation preference of $136,675 as of December 31, 2019	—	135,039

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2020 and no shares authorized as of December 31, 2019; no shares issued and outstanding as of each of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of each of September 30, 2020 and December 31, 2019; 27,826,408 and 695,902 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	28	1
Additional paid-in capital	484,162	33,252
Accumulated deficit	(331,613)	(259,034)
Accumulated other comprehensive income (loss)	67	(30)
Total stockholders' equity (deficit)	152,644	(225,811)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$212,509	$105,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,173	$646	$5,890	$2,167

Costs and operating expenses:
Cost of products sold	5,141	2,267	10,998	6,878
Research and development	8,343	5,865	24,492	15,489
Research and development - license acquired	—	15,000	—	15,000
Selling, general and administrative	15,833	7,978	35,193	18,998
Change in fair value of contingent consideration	118	700	(1,466)	700
Total costs and operating expenses	29,435	31,810	69,217	57,065
Loss from operations	(26,262)	(31,164)	(63,327)	(54,898)

Other income (expense):
Change in fair value of warrant liability and embedded derivative	(3,683)	(3)	(5,555)	(608)
Loss on debt extinguishment	—	(49)	—	(1,447)
Interest income	23	525	393	733
Interest expense	(1,366)	(1,394)	(4,090)	(20,905)
Total other expense, net	(5,026)	(921)	(9,252)	(22,227)
Net loss	$(31,288)	$(32,085)	$(72,579)	$(77,125)

Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	(9)	40	(50)	47
Foreign currency translation adjustment	78	(45)	147	(57)
Comprehensive loss	$(31,219)	$(32,090)	$(72,482)	$(77,135)

Net loss per common share, basic and diluted	$(1.95)	$(47.21)	$(12.36)	$(115.66)
Weighted average shares outstanding, basic and diluted	16,080,467	679,591	5,870,861	666,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended September 30, 2020

	Series A		Series B		Series C		Series D						Accumulated	Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Equity Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance as of June 30, 2020 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,593,360	$142,236	775,403	$1	$36,355	$(300,325)	$(2)	$(263,971)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	78	78
Conversion of convertible preferred stock into common stock upon IPO	(391,210)	(3,059)	(3,088,444)	(40,685)	(4,499,921)	(74,575)	(8,593,360)	(142,236)	16,572,935	17	260,538	—	—	260,555
Issuance of common stock for cash, net of issuance costs of $16,361	—	—	—	—	—	—	—	—	10,147,058	10	166,276	—	—	166,286
Reclassification of warrant liability to stockholders' equity	—	—	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Stock option exercises	—	—	—	—	—	—	—	—	27,661	—	145	—	—	145
Stock-based compensation	—	—	—	—	—	—	—	—	303,351	—	6,374	—	—	6,374
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,288)	—	(31,288)
Balance as of September 30, 2020 (unaudited)	—	$—	—	$—	—	$—	—	$—	27,826,408	$28	$484,162	$(331,613)	$67	$152,644

For the Three Months Ended September 30, 2019

	Series A		Series B		Series C		Series D						Accumulated
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of June 30, 2019 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	6,418,437	$106,702	671,960	$1	$31,569	$(207,035)	$15	$(175,450)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	40	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Issuance of Series D convertible preferred stock for cash, net of issuance costs of $1,358	—	—	—	—	—	—	1,781,860	28,341	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,612	—	812	—	—	812
Stock option exercises	—	—	—	—	—	—	—	—	7,452	—	19	—	—	19
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32,085)	—	(32,085)
Balance as of September 30, 2019 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,043	684,024	$1	$32,400	$(239,120)	$10	$(206,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Nine Months Ended September 30, 2020

	Series A		Series B		Series C		Series D						Additional	Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance as of December 31, 2019	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,039	695,902	$1	$33,252	$(259,034)	$(30)	$(225,811)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	147	147
Issuance of Series D convertible preferred stock for the Biotronik Asset Purchase	—	—	—	—	—	—	273,070	5,000	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for the contingent consideration related to the Rhythm Xience Acquisition	—	—	—	—	—	—	119,993	2,197	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon IPO	(391,210)	(3,059)	(3,088,444)	(40,685)	(4,499,921)	(74,575)	(8,593,360)	(142,236)	16,572,935	17	260,538	—	—	260,555
Issuance of common stock for cash, net of issuance costs of $16,361	—	—	—	—	—	—	—	—	10,147,058	10	166,276	—	—	166,286
Reclassification of warrant liability to stockholders' equity	—	—	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Stock option exercises	—	—	—	—	—	—	—	—	92,223	—	350	—	—	350
Stock-based compensation	—	—	—	—	—	—	—	—	318,290	—	9,272	—	—	9,272
Net loss	—	—	—	—	—	—	—	—	—	—	—	(72,579)	—	(72,579)
Balance as of September 30, 2020 (unaudited)	—	$—	—	$—	—	$—	—	$—	27,826,408	$28	$484,162	$(331,613)	$67	$152,644

For the Nine Months Ended September 30, 2019

	Series A		Series B		Series C		Series D						Accumulated
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of December 31, 2018	388,558	$3,059	3,088,444	$40,685	4,499,921	$74,575	—	$—	656,654	$1	$30,150	$(161,995)	$20	$(131,824)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	47	47
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(57)	(57)
Issuance of Series A preferred stock for cashless warrant exercise	2,652	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for cash, net of issuance costs of $1,632	—	—	—	—	—	—	4,091,819	66,567	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for 2018 Convertible Notes and 2019 Convertible Notes	—	—	—	—	—	—	4,108,478	68,476	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	11,449	—	2,174	—	—	2,174
Stock option exercises	—	—	—	—	—	—	—	—	15,921	—	76	—	—	76
Net loss	—	—	—	—	—	—	—	—	—	—	—	(77,125)	—	(77,125)
Balance as of September 30, 2019 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,043	684,024	$1	$32,400	$(239,120)	$10	$(206,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(72,579)	$(77,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,754	1,676
Amortization of intangible assets	330	125
Stock-based compensation expense	9,272	2,174
Amortization of premiums/(accretion of discounts) on marketable securities, net	113	(100)
Amortization of debt issuance costs	518	17,438
Amortization of right-of-use assets	507	470
Research and development - license acquired	—	15,000
Gain on disposal of property and equipment	—	(1)
Loss on debt extinguishment	—	1,447
Change in fair value of warrant liability and embedded derivative	5,555	608
Change in fair value of contingent consideration	(1,466)	700
Changes in operating assets and liabilities, net of effect from business combination:
Accounts receivable	(1,630)	(697)
Inventory	(1,865)	(3,829)
Prepaid expenses and other current assets	(2,729)	(306)
Other assets	(387)	(8)
Accounts payable	753	2,873
Accrued liabilities	1,423	9,268
Operating lease liabilities	(615)	(536)
Other long-term liabilities	8	—
Net cash used in operating activities	(61,038)	(30,823)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(108,528)	(68,735)
Sales of available-for-sale marketable securities	17,095	—
Maturities of available-for-sale marketable securities	45,000	11,550
Purchases of property and equipment	(7,822)	(683)
Purchase of research and development license	—	(10,000)
Cash paid, net of cash acquired for the Rhythm Xience Acquisition	—	(3,000)
Net cash used in investing activities	(54,255)	(70,868)

Cash flows from financing activities
Proceeds from issuance of debt and warrants	—	77,000
Repayment of debt	—	(15,000)
Payment of issuance and extinguishment costs related to debt	—	(2,332)
Payment of contingent consideration	(2,636)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	66,567
Proceeds from issuance of common stock upon IPO, net of issuance costs	166,286	—
Proceeds from stock options exercises	350	76
Net cash provided by financing activities	164,000	126,311

Effect of exchange rate changes on cash, cash equivalents and restricted cash	143	(50)

Net change in cash, cash equivalents and restricted cash	48,850	24,570
Cash, cash equivalents and restricted cash, at the beginning of the period	9,602	9,775
Cash, cash equivalents and restricted cash, at the end of the period	$58,452	$34,345

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$3,526	$4,647

Supplemental disclosure of noncash investing and financing activities:
Issuance of Series D convertible preferred stock for 2018 Convertible Notes and 2019 Convertible Notes	$—	$68,476
Issuance of Series D convertible preferred stock for Biotronik asset purchase	$5,000	$—
Issuance of Series D convertible preferred stock for Rhythm Xience Acquisition	$2,197	$—
Change in unrealized (gain) loss on marketable securities	$50	$(47)
Warrants issued in conjunction with OrbiMed debt	$—	$872
Right-of-use assets exchanged for operating lease liabilities	$—	$2,978
Accrued purchase of research and development-license	$—	$5,000
Unpaid purchases of property and equipment	$88	$35
Conversion of convertible preferred stock into common stock upon IPO	$260,555	$—
Reclassification of warrant liability to stockholders' equity	$14,474	$—

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

Reverse Stock Split

The Company’s board of directors approved a reverse split of shares of the Company’s common stock and convertible preferred stock on a 9.724-for-one basis (the “Reverse Stock Split”), which was effected on July 28, 2020. The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted in connection with the Reverse Stock Split. All references to common stock, convertible preferred stock, warrants to purchase common stock, warrants to purchase convertible preferred stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share, and any stockholder entitled to a fractional share as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares.

Initial Public Offering

On August 10, 2020, the Company issued 10,147,058 shares of common stock in an initial public offering (“IPO”), which included 1,323,529 shares of common stock issued upon the underwriters’ exercise in full of an option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares. The price to the public for each share was $18.00. The Company received proceeds of $166.3 million from its IPO, net of underwriting discounts and commissions and other offering expenses.

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

Going Concern, Liquidity and Capital Resources

The Company has limited revenue, has incurred operating losses since inception and expects to continue to incur significant operating losses for at least the next several years and may never become profitable. As of September 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $331.6 million and $259.0 million, respectively, and working capital of $159.5 million and $50.5 million, respectively. The Company has historically funded its operations primarily through the sale of debt and equity securities, as well as other indebtedness. With the closing of the Company’s IPO, the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, the Company may need to raise additional funds through one or more of the following: issuance of additional debt, equity or both. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.

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

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of September 30, 2020 and December 31, 2019, exceeded federally insured limits.

Restricted cash serves as collateral for the Company’s corporate credit card program. The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the totals shown on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$58,302	$9,452
Restricted cash	150	150
Total cash, cash equivalents and restricted cash	$58,452	$9,602

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

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders’ equity (deficit) until their disposition or maturity. See “Fair Value Measurements” below. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine-month periods ended September 30, 2020 and 2019.

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

During the three months ended September 30, 2020, the Company entered into deferred equipment agreements that are generally structured such that the Company agrees to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranges from two to four years. The Company determined that the deferred equipment agreements include embedded sales-type leases. The Company allocates contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. The Company expenses the cost of the device at the inception of the agreement and records a financial lease asset equal to the gross consideration allocated to the lease. The lease asset will be reduced by payments for minimum disposable purchases that are allocated to the lease.

The following table sets forth the Company’s revenue for disposables and systems/service for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Disposables	$2,179	$643	$4,358	$2,155
Systems	965	—	1,485	—
Service/Other	29	3	47	12
Total	$3,173	$646	$5,890	$2,167

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

The Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of September 30, 2020 and December 31, 2019.

In May 2020, the Company entered into bi-lateral distribution agreements with Biotronik SE & Co. KG (“Biotronik”) (the “Bi-Lateral Distribution Agreements”). Pursuant to the Bi-Lateral Distribution Agreements, the Company obtained a non- exclusive license to distribute a range of Biotronik’s products and accessories in the United States, Canada, China, Hong Kong and multiple Western European countries under the Company’s private label. Moreover, if an investigational device exemption (“IDE”) clinical trial is required for these products to obtain regulatory approval in the United States, or a clinical trial is required for these products to obtain regulatory approval in China, the Company will obtain an exclusive distribution right in such territories for a term of up to five years commencing on the date of regulatory approval if the Company covers the cost of the IDE or other clinical trial and the Company conducts such study within a specified period. Biotronik also agreed to distribute the Company’s products and accessories in Germany, Japan, Mexico, Switzerland and multiple countries in Asia-Pacific, Eastern Europe, the Middle East and South America. The Company also granted Biotronik a coexclusive right to distribute these products in Hong Kong. Each party will pay to the other party specified transfer prices on the sale of the other party’s products and, accordingly, will earn a distribution margin on the sale of the other party’s products.

The following table provides revenue by geographic location for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
United States	$1,867	$147	$3,195	$603
Europe	1,306	499	2,695	1,564
Total Revenue	$3,173	$646	$5,890	$2,167

Inventory

Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of $37,000 and $0.3 million, for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.5 million, for the nine months ended September 30, 2020 and 2019, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of September 30, 2020 and December 31, 2019.

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

Intangible Assets

Intangible assets consist of acquired developed technology, acquired in-process technology, trademarks and trade names and a customer-related intangible which were acquired as part of the acquisition of Rhythm Xience, Inc. (“Rhythm Xience”) in June 2019. The Company determines the appropriate useful life of its finite-lived intangible assets by performing an analysis of expected cash flows of the acquired assets. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. Acquired in-process technology was classified as an indefinite-lived intangible asset, until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was classified as a finite-lived intangible and amortization for in-process technology began. Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying value.

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. For the nine months ended September 30, 2020, the qualitative testing did not indicate any impairment for the carrying amount of goodwill.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and nine months ended September 30, 2020 and 2019, the Company determined that there was no impairment of property and equipment or intangible assets.

Foreign Currency Translation and Transactions

The assets, liabilities and results of operations of Acutus NV are measured using their functional currency, the Euro, which is the currency of the primary foreign economic environment in which this subsidiary operates. Upon consolidating this entity with the Company, its assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and its revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating this entity’s financial statements are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and foreign currency translation adjustment in the condensed consolidated statements of operations and comprehensive loss.

Lessee Leases

Effective January 1, 2019, the Company accounts for its lessee leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condensed consolidated balance sheet as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments.

The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.

The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measured at September 30, 2020 (unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2020
Assets included in:
Cash and cash equivalents
Money market securities	$53,063	$—	$—	$53,063
Marketable securities at fair value
Corporate debt securities	—	31,455	—	31,455
U.S. treasury securities	—	14,361	—	14,361
Commercial paper	—	53,926	—	53,926
Asset-backed securities	—	8,789	—	8,789
Total fair value	$53,063	$108,531	$—	$161,594

Liabilities included in:
Contingent consideration	$—	$—	$7,600	$7,600
Total fair value	$—	$—	$7,600	$7,600

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company’s portfolio of marketable securities is comprised of commercial paper, asset-backed securities, U.S. treasury securities and short-term highly liquid, high credit quality corporate debt securities. The fair value for the available-for-sale marketable securities is determined based on valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2020 (in thousands):

	Common and Preferred Stock Warrant Liability	Contingent Consideration	Total
Balance, December 31, 2019	$8,919	$13,900	$22,819
Payment of contingent consideration	—	(2,636)	(2,636)
Issuance of preferred stock for contingent consideration	—	(2,197)	(2,197)
Reclassification of warrant liability to stockholders' equity	(14,474)	—	(14,474)
Change in fair value	5,555	(1,466)	4,089
Balance, September 30, 2020 (unaudited)	$—	$7,600	$7,600

Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The fair value of the common and preferred stock warrant liability has been estimated using a Monte Carlo simulation in the first quarter of 2019 and as an output of the Hybrid Method for the second and third quarter of 2019 and the first and second quarter of 2020.  The underlying equity included in the Monte Carlo simulation and the Hybrid Method was determined based on the equity

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

value implied from the preferred stock transactions and from examination of income and market approaches for measurement dates in which a preferred transaction was not applicable. Additionally, the expected IPO value was considered in the determination of the equity value. The fair value of the warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, risk-free interest rate, expected dividend yield, contractual term and expected volatility. On August 10, 2020 when the warrants were converted and became equity classified warrants, the fair value of the common and preferred stock warrant liability was estimated using a Black-Scholes model. The underlying equity included in the Black-Scholes model was based on the IPO share price of $18.00. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the common and preferred stock warrant liability as of August 10, 2020 (date of conversion to equity classified warrants) and December 31, 2019 were as follows:

	August 10,	December 31,
	2020	2019
	(unaudited)
Risk-free interest rate	0.39%	1.59% - 1.60%
Expected dividend yield	—	—
Contractual term in years	7.8 - 8.8	0.7 - 1.0
Expected volatility	65.0%	60.0% - 110.5%

The fair value of the contingent consideration from the acquisition of Rhythm Xience represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate and (iv) expected volatility of earnings. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Risk-free interest rate	0.20%	1.60%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	20.4%	11.8%

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and restricted stock units with non-market performance and service conditions (“PSUs”) to be recognized in the condensed consolidated financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense was recognized for each vesting tranche over the respective requisite service period of each tranche upon the IPO closing on August 10, 2020, when the Company’s management deemed it probable that the performance conditions were satisfied. The Company recognized a cumulative true-up adjustment related to PSUs once the conditions became probable of being satisfied as the related service period had been completed in a prior period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expense in the condensed consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See “Note 16—Stock-Based Compensation” below.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development (“R&D”) tax credit carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Warrant Liability

The Company accounted for certain common stock warrants and convertible preferred stock warrants outstanding as a liability, in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), at fair value. This liability was subject to re-measurement at each reporting period and upon conversion to equity-classified warrants, and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive loss. In connection with the IPO on August 10, 2020, the common stock warrants and convertible preferred stock warrants that had been liability-classified, were automatically converted into an equal number of warrants to purchase common stock and became equity-classified. The fair value of the outstanding liability on the conversion date was reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet.

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

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounting Pronouncements to Be Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for smaller reporting companies in 2023. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and has yet to elect an adoption date.

Note 3—Asset Acquisition and Business Combination

Biotronik Asset Acquisition

In July 2019, the Company entered into a License and Distribution Agreement with the Biotronik Parties to obtain certain licenses to the Biotronik Parties’ patents, whereby the Company acquired certain manufacturing equipment and obtained from the Biotronik Parties a license under certain patents and technology to develop, commercialize, distribute and manufacture the AcQBlate Force ablation catheters and Qubic Force device. In exchange for the rights granted to the Company, the Company made cash payments totaling $10.0 million during the year ended December 31, 2019, and issued 273,070 shares of Series D convertible preferred stock with an implied value of $5.0 million during the nine months ended September 30, 2020. The implied value of $5.0 million was recorded as an accrued liability as of December 31, 2019. In accordance with ASC 805, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expense—licensed acquired in the condensed consolidated statement of operations and comprehensive loss in July 2019.

Additional contingent milestone payments of up to $10.0 million are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first force sensing ablation catheter within the licensed product line, the Company will also make per unit royalty payments. The Company has determined that as of the acquisition date and as of September 30, 2020 and December 31, 2019, the contingent milestone and royalty payments are not probable and estimable and therefore have not been recorded as a liability. Upon regulatory approval of the Company’s force sensing ablation catheter in Europe, the milestone payments will be capitalized and amortized, and the royalty payments will be recorded as cost of products sold as sales of catheters are recognized.

Rhythm Xience Business Combination

On June 18, 2019 (the “Acquisition Date”), the Company acquired an integrated family of transseptal crossing and steerable introducer systems through its acquisition of Rhythm Xience for $3.0 million in cash in exchange for all of the stock of Rhythm

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Xience (the “Rhythm Xience Acquisition”). The cash payment did not include the potential $17.0 million in earn out consideration, of which $2.2 million was paid with the issuance of Series D convertible preferred stock in February 2020 and the remainder is to be paid based on the achievement of certain regulatory milestones and revenue milestones. In accordance with ASC 805, the Rhythm Xience Acquisition is accounted for as a business combination.

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

As part of Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the acquisition date. During the nine months ended September 30, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.6 million of the contingent consideration for the achievement of certain regulatory milestones and revenue milestones. Additionally, the Company recorded a $0.1 million and $0.7 million increase for the three months ended September 30, 2020 and 2019, respectively, and a $1.5 million decrease and a $0.7 million increase for the nine months ended September 30, 2020 and 2019, respectively, to the fair value of the contingent consideration liability which is included in change in fair value of contingent consideration in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2020, the contingent consideration liability of $7.6 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain additional regulatory approval milestones and revenue milestones are achieved.

Note 4—Marketable Securities

Marketable securities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$31,459	$—	$(4)	$31,455
U.S. treasury securities	14,362	—	(1)	14,361
Commercial paper	53,926	—	—	53,926
Total available-for-sale securities - short-term	99,747	—	(5)	99,742

Asset-backed securities, long-term	8,789		—	8,789
Total available-for-sale securities	$108,536	$—	$(5)	$108,531

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$28,204	$20	$—	$28,224
Asset-backed securities	17,108	13	—	17,121
U.S. treasury securities	5,020	12	—	5,032
Commercial paper	11,974	—	—	11,974
Total available-for-sale securities	$62,306	$45	$—	$62,351

As of December 31, 2019, all of the Company’s available-for-sale securities mature in one year or less. As of September 30, 2020, the Company’s available-for-sale securities classified as short-term of $99.7 million mature in one year or less and the available-for-sale securities classified as long-term of $8.8 million mature within two years.

Note 5—Inventory

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Raw materials	$5,980	$5,492
Work in process	864	1,605
Finished goods	4,088	1,327
Total inventory	$10,932	$8,424

 Note 6—Lessor Sales-Type Leases

The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its  deferred equipment agreements commence. Lease revenue related to sales-type leases for each of the three and nine months ended September 30, 2020 was $0.7 million and is included within revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no lease revenue for the three and nine months ended September 30, 2019. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company has a short-term lease receivable of $0.3 million and a long-term lease receivable of $0.4 million included in prepaid expenses and other current assets and other assets, respectively, as of September 30, 2020. There was no lease receivable as of December 31, 2019.

As of September 30, 2020, estimated future maturities of customer sales-type lease receivables for each of the following years are as follows (in thousands):

Three months ending December 31, 2020	$68
Year ending December 31, 2021	273
Year ending December 31, 2022	254
Year ending December 31, 2023	46
Year ending December 31, 2024	27
Lease receivable	$668

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7—Property and Equipment, Net

The Company’s property and equipment, net, consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Medical diagnostic equipment	$10,155	$5,492
Furniture and fixtures	388	159
Office equipment	1,391	1,321
Laboratory equipment and software	3,409	2,807
Leasehold improvements	600	507
Construction in process	141	306
Total property and equipment	16,084	10,592
Less: accumulated depreciation	(6,144)	(6,165)
Property and equipment, net	$9,940	$4,427

Property and equipment includes certain medical diagnostic equipment, AcQMap Systems, located at customer premises. The Company retains the ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations.

Depreciation expense was $0.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 8—Goodwill and Intangible Assets

The table below summarizes goodwill and intangible assets activities as of September 30, 2020 and December 31, 2019 (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2019	$12,026	$4,110
Amortization expense	—	(330)
Balance at September 30, 2020 (unaudited)	$12,026	$3,780

	Estimated Useful	Weighted Average Remaining
	Life (in years)	Life (in years)	Intangible Assets	Accumulated Amortization	September 30, 2020
					(unaudited)
Developed technology	10	8.8	$4,200	$(495)	$3,705
Trademarks and trade names	0.5	—	60	(60)	—
Customer-related intangible	5	3.75	100	(25)	75
Total			$4,360	$(580)	$3,780

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Estimated Useful	Weighted Average Remaining
	Life (in years)	Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2019
Developed technology	10	9.5	$3,600	$(180)	$3,420
In-process technology	indefinite		600	—	600
Trademarks and trade names	0.5	—	60	(60)	—
Customer-related intangible	5	4.5	100	(10)	90
Total			$4,360	$(250)	$4,110

Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table shows the remaining amortization expense associated with amortizable intangible assets as of September 30, 2020 (in thousands):

	Developed Technology	Customer- Related Intangible	Total Amortization
Three months ending December 31, 2020	$105	$5	$110
Year ending December 31, 2021	420	20	440
Year ending December 31, 2022	420	20	440
Year ending December 31, 2023	420	20	440
Year ending December 31, 2024	420	10	430
Thereafter	1,920	—	1,920
Total	$3,705	$75	$3,780

Note 9—Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Payroll and related expenses	$5,083	$3,785
Professional fees	290	188
Deferred revenue	290	311
Sales and use tax	140	151
Biotronik Asset Acquisition - accrued purchase price	—	5,000
Other	697	641
Total accrued liabilities	$6,500	$10,076

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10—Debt

Outstanding debt as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
2019 Credit Agreement (1)	$44,550	$44,550
Total debt, gross	44,550	44,550
Less: Unamortized debt discount and fees	(5,788)	(6,306)
Total long-term debt	$38,762	$38,244

(1)	The 2019 Credit Agreement includes final payment fees of $4.6 million.

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

In connection with the issuance of the 2019 Credit Agreement, the Company issued liability-classified warrants with a fair value of $0.9 million to purchase 419,992 shares of Series C convertible preferred stock at $16.67 per share. These warrants were subsequently automatically converted into warrants to purchase an equal number of shares of the Company’s Series D convertible preferred stock at a price of $16.67 per share.

The initial recognition of the warrant liability and direct fees of $1.2 million and final payment fees of $4.6 million for the 2019 Credit Agreement resulted in a discount of $6.7 million, which is being amortized to interest expense over the term of the 2019 Credit Agreement using the effective interest method.

The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contains customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but does not include any financial covenants, other than a minimum liquidity requirement. As of and for the nine months ended September 30, 2020 and 2019, the Company was in compliance with all such covenants.

2019 Convertible Notes

On May 20, 2019, the Company sold and issued $37.0 million in aggregate principal amount of convertible promissory notes (the “2019 Convertible Notes”). The 2019 Convertible Notes bore interest at 13% per annum and were due on December 31, 2019.

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The 2019 Convertible Notes, including accrued interest, automatically converted into preferred stock at the lowest price per share paid by a cash investor in a qualified equity financing of at least $23.0 million (excluding the principal of any debt that is cancelled or converted into preferred stock in the equity financing), which occurred on June 12, 2019. In accordance with ASC 480, Distinguishing Liabilities from Equity, the 2019 Convertible Notes were recorded as share-settled debt at fair value. As the 2019 Convertible Notes converted to Series D convertible preferred stock on June 12, 2019, the initial proceeds of $37.0 million is the fair value and the settlement value of the 2019 Convertible Notes.

Note 11—Operating Leases

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

The following table summarizes quantitative information about the Company’s operating leases for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Operating cash flows from operating leases	$760	$725
Right-of-use assets exchanged for operating lease liabilities	$—	$2,978
Weighted average remaining lease term – operating leases (in years)	1.7	2.2
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s lease cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$216	$216	$648	$648
Variable lease cost	73	65	238	169
Total rent expense	$289	$281	$886	$817

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Three months ending December 31, 2020	$253
Year ending December 31, 2021	1,044
Year ending December 31, 2022	1,074
Year ending December 31, 2023	51
Year ending December 31, 2024	51
Total	2,473
Less: present value discount	(201)
Operating lease liabilities	$2,272

Note 12—Commitments and Contingencies

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13—Warrants

As of September 30, 2020 and December 31, 2019, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon
	Exercise			September 30,	December 31,
	(After Conversion)	Exercise Price	Expiration Date	2020	2019
				(unaudited)
Warrants issued in 2015	Common Stock	$5.25	1/30/25	7,616	7,616
Warrants issued with 2018 Convertible Notes	Common Stock	$0.10	6/7/28	501,946	501,946
Warrants issued with 2018 Term Loan	Common Stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common Stock	$16.67	5/20/29	419,992	419,992
Total Warrants				956,552	956,552

The Company has no warrant activity for the nine months ended September 30, 2020. The remaining weighted average contractual life is 7.7 years as of September 30, 2020.

Warrants Classified as Liabilities

During 2019, in connection with the Company’s entry into the 2019 Credit Agreement, the Company issued warrants to purchase 419,992 shares of its Series C convertible preferred stock with an exercise price of $16.67 per share. These warrants were subsequently automatically converted into warrants to purchase an equal number of shares of the Company’s Series D convertible preferred stock at a price of $16.67 per share. During 2018, in connection with the issuance of the 2018 Convertible Notes and the 2018 Term Loan, the Company issued ten-year warrants to purchase 501,946 shares of common stock with an exercise price of $0.10 per share and 26,998 shares of Series C convertible preferred stock with an exercise price of $16.67 per share, respectively. The warrants for Class C convertible preferred stock were subsequently automatically converted into warrants to purchase an equal number of shares of the Company’s Series D convertible preferred stock at a price of $16.67 per share. On August 10, 2020, in connection with the closing of the IPO, the warrants to purchase 446,990 shares of Series D convertible preferred stock were automatically converted to an equal number of warrants to purchase common stock at an exercise price of $16.67 per share.

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

Prior to the IPO, in accordance with ASC 815, other than the warrants issued in 2015, the warrants were recorded as liabilities at fair value at the issuance date. Changes in the fair value were recognized in change in fair value of warrant liability and embedded derivative in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. On August 10, 2020, in connection with the closing of the IPO, the warrants recorded as liabilities no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability of $14.5 million was reclassified to stockholders’ equity (deficit) in the condensed consolidated balance sheet.

Warrants Classified as Equity

In accordance with ASC 815, the warrants issued in 2015 do not meet the definition of a derivative and are classified in stockholders’ equity (deficit) in the condensed consolidated balance sheets.

Note 14—Convertible Preferred Stock

In February 2020, the Company issued 119,993 shares of its Series D convertible preferred stock with an implied value of $2.2 million in connection with a contingent consideration payment related to the Rhythm Xience Acquisition.

In February 2020, the Company issued 273,070 shares of its Series D convertible preferred stock with an implied value of $5.0 million for the stock issuance portion of the purchase consideration of the Biotronik Asset Acquisition.

On August 10, 2020, in connection with the closing of the IPO, all of the 391,210 shares of Series A, 3,088,444 shares of Series B, 4,499,921 shares of Series C and 8,593,360 shares of Series D convertible preferred stock, respectively, automatically converted into an equal number of shares of common stock.

Redemption

The convertible preferred stock was not unconditionally redeemable at the option of the holder thereof. However, the convertible preferred stock was contingently redeemable upon certain liquidation events. As redemption by the holders was not solely within the control of the Company, all of the outstanding convertible preferred stock was classified as temporary equity in the condensed consolidated balance sheets, prior to the conversion to common stock on August 10, 2020.

Dividends

The holders of shares of convertible preferred stock were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the applicable dividend rate, payable on a pro rata, pari passu basis when, as and if declared by the Company’s board of directors. The dividend rate was $0.68 per annum for each share of Series A convertible preferred stock, $1.07 per annum for each share of Series B convertible preferred stock and $1.36 per annum for each share of Series C convertible preferred stock and Series D convertible preferred stock, as adjusted. The dividend rights were not cumulative.

Liquidation

The holders of the Series D convertible preferred stock were entitled to receive a liquidation preference prior to any distribution to the holders of Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock (collectively the “Junior Preferred Stock”) and the holders of common stock, in the amount of the original issue price plus declared but unpaid dividends on such shares (the “Series D Liquidation Preference”). The holders of the Junior Preferred Stock were entitled to receive a liquidation preference prior to any distribution to the holders of common stock, after payment of the Series D Liquidation Preference, in the amount of the applicable original issue price plus declared but unpaid dividends on such shares.

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Conversion

Each share of preferred stock was convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number of fully paid and nonassessable shares of the Company’s common stock as was determined by dividing the original issue price, as adjusted, for such series by the applicable conversion price for such series in effect on the date the certificate is surrendered for conversion. The initial conversion price per share for each series of convertible preferred stock was the original issue price applicable to such series as follows:

Series	Conversion Price
Series A convertible preferred stock	$8.295
Series B convertible preferred stock	$13.370
Series C convertible preferred stock	$16.667
Series D convertible preferred stock	$16.667

Each share of convertible preferred stock was automatically convertible into fully-paid, non-assessable shares of common stock at the conversion rate at the time in effect for such series of preferred stock immediately upon: (i) the date, or the occurrence of an event, specified by vote or written consent or agreement of the requisite investors; or (ii) the closing of the sale of shares of common stock to the public, at a price of at least $50.00 per share, as adjusted, in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50.0 million of net proceeds to the Company.  As noted above, on August 10, 2020, all shares of Series A, Series B, Series C and Series D convertible preferred stock were converted into common stock.

Note 15—Stockholders’ Equity (Deficit)

On August 10, 2020, the Company issued 10,147,058 shares of common stock in its IPO, which included 1,323,529 shares of common stock issued upon the underwriters’ exercise in full of an option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares. The price to the public for each share was $18.00. The Company received gross proceeds of $182.6 million from the IPO. Net of underwriting discounts and commission and other offering expenses, the Company received net proceeds of $166.3 million from the IPO.

On August 10, 2020, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation (the “A&R Certificate”) with the Secretary of State of the State of Delaware. The A&R Certificate amended and restated the Company’s authorized shares of common stock to 260,000,000 and authorized shares of undesignated preferred stock to 5,000,000.

As of December 31, 2019, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 220,000,000 shares of common stock, $0.001 par value per share. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

During the nine months ended September 30, 2020 and 2019, stock options to acquire 92,223 and 15,921 shares, respectively, were exercised for shares of common stock. The Company received approximately $0.4 million and $0.1 million for the exercise price of the stock options for the nine months ended September 30, 2020 and 2019, respectively.

Note 16—Stock-Based Compensation

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (“2020 Plan”) which permits the granting of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of September 30, 2020, 2,191,600 shares of common stock were authorized for issuance under the 2020 Plan and 1,101,996 shares remain available for issuance under the 2020 Plan.

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. As

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of September 30, 2020, 2,823,333 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.

Stock Options

The stock options generally vest over four years and have a ten-year contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company became publicly traded in August 2020 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of stock option for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Risk-free interest rate	0.4% - 0.9%	1.6% - 2.1%
Expected dividend yield	—	—
Expected term in years	7.0	6.4 - 10.0
Expected volatility	70% - 80%	80%

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,041,205	$9.52	7.7	$7,857
Options granted	1,746,415	16.69
Option exercised	(139,597)	7.24
Options forfeited	(231,678)	11.91
Outstanding as of September 30, 2020 (unaudited)	3,416,345	$13.12	8.2	$57,110
Options vested and exercisable as of September 30, 2020 (unaudited)	1,310,459	$9.22	6.5	$26,974

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of September 30, 2020 and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option awards granted during the nine months ended September 30, 2020 was $11.49. As of September 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $29.1 million, which the Company expects to recognize over a weighted average period of approximately 3.0 years.

Performance-Based Restricted Stock Units and Restricted Stock Units

In June 2019, the Company granted 567,509 PSUs, with a grant date fair value of $13.37. Vesting of the PSUs was dependent upon the satisfaction of both a service condition and a performance condition, which is an IPO or a change of control. The Company began recording compensation expense related to the PSUs upon the declaration of the Company’s IPO becoming effective on August 5, 2020, as the performance conditions were satisfied. The compensation expense was determined using the original grant date fair value and is being recognized over the remaining service period.

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s PSU and RSU activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2019	567,509	$13.37
Granted	215,846	18.35
Forfeited	(1,388)	18.00
Vested	(285,375)	13.37
Unvested as of September 30, 2020 (unaudited)	496,592	$15.52

Restricted Stock

The Company’s RSA activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2019	—	$—
Granted	32,921	16.55
Vested	(32,921)	16.55
Unvested as of September 30, 2020 (unaudited)	—	$—

The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs and RSAs recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Cost of products sold	$126	$56	$292	$162
Research and development	319	179	697	471
Selling, general and administrative	5,929	577	8,283	1,541
Total stock-based compensation	$6,374	$812	$9,272	$2,174

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (“2020 ESPP”), which permits employees to purchase shares of the Company’s common stock, became effective on August 10, 2020 and 387,063 shares of common stock were authorized for sale under the 2020 ESPP. As of September 30, 2020, there were no purchase of shares under the 2020 ESPP.

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible preferred stock, common stock options and warrants because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in the periods presented, basic and diluted net loss per common share are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
Shares issuable upon:	2020	2019
Conversion of Series A Preferred Stock	—	391,210
Conversion of Series B Preferred Stock	—	3,088,444
Conversion of Series C Preferred Stock	—	4,499,921
Conversion of Series D Preferred Stock	—	6,418,437
Exercise of stock options	3,416,345	1,751,616
Exercise of common stock warrants	956,552	509,562
Exercise of preferred stock warrants	—	446,990
Vesting of PSUs and RSUs	496,592	—
Total	4,869,489	17,106,180

For the nine months ended September 30, 2019, the PSUs are not included in the above table as awards with performance conditions are not included in the calculation of diluted earnings per share until the performance conditions for the PSU are considered probable.

Note 18—401(k) Retirement Plan

The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company did not provide any contributions to the 401(k) retirement savings plan for the nine months ended September 30, 2020 and 2019.

Note 19—Related Party Transactions

The Company licenses certain patent rights from a former director and shareholder. The license agreement provides for royalty payments to the shareholder of 3% of net product sales, as defined in the agreement. Royalties earned prior to the director’s resignation were $22,000 and $10,000 for the three months ended September 30, 2020 and 2019, respectively, and $61,000 and $32,000 for the nine months ended September 30, 2020 and 2019, respectively. Additionally, the former director and shareholder also works for one of the Company’s customers and can significantly influence the customer to purchase the Company’s product. Prior to the director’s resignation, the Company recorded sales to this customer of $8,000 and $50,000 for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company has a consulting agreement with a director and chairman of the Company’s board of directors. The Company recorded $55,000 and $81,000 for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively, in SG&A expense in the condensed consolidated statements of operations and comprehensive loss, for the consulting services. With the completion of the IPO, the performance condition was satisfied  for certain performance stock units granted to the director and chairman of the Company’s board of directors. The Company recorded $4.0 million of stock-based compensation expense for these awards for the three and nine months ended September 30, 2020 in SG&A expense in the condensed consolidated statements of operations and comprehensive loss.

Acutus Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company had a consulting agreement with an officer of the Company in the prior year. The Company recorded $93,000 for the three months ended September 30, 2019, and $0.3 million for the nine months ended September 30, 2019 in SG&A expense in the condensed consolidated statements of operations and comprehensive loss, for the consulting services.

The Company had a consulting arrangement with a current director and officer of the Company, prior to his full-time employment. The Company recorded $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, in SG&A expense in the condensed consolidated statements of operations and comprehensive loss, for the consulting services.

Multiple preferred stock shareholders entered into the 2018 and 2019 Convertible Notes that also contained detached warrants. Additionally, Orbimed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million, with $40.0 million being drawn as of September 30, 2020. The Company recorded $1.4 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively, in interest expense related to these debt agreements.

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

As of September 30, 2020, our commercial organization consisted of 62 individuals with substantial applicable medical device, sales and clinical experience, including sales managers, sales representatives and mappers. Over time, we plan to selectively add highly qualified personnel to our commercial organization with a strategic mix of sales representatives and mappers to cover the concentrated group of hospitals that we believe perform the majority of the cardiac ablation procedures in our direct markets.

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

As of September 30, 2020, we have completed three clinical trials that collectively evaluated 223 subjects across 16 centers in multiple countries. We are currently conducting two post-market trials to provide physicians with additional safety and effectiveness data on the use of our AcQMap System. Global data has been collected on over 100 participants. We are planning two investigational device exemption (IDE) studies to support U.S. regulatory approval of our AcQBlate Force ablation catheters. Our ongoing and planned trials are anticipated to involve an aggregate of over 700 subjects in at least 35 centers in the United States and internationally. We expect to provide data readouts from these ongoing and planned trials at various points in time through early 2024.

For the nine months ended September 30, 2020, and 2019, we generated revenue of $5.9 million and $2.2 million, respectively, of which 46% and 72%, respectively, was from customers located outside of the United States. Since our inception, we have generated significant losses. Our net loss was $72.6 million and $77.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $331.6 million and $259.0 million, respectively, and working capital of $159.5 million and $50.5 million, respectively. Prior to our initial public offering (“IPO”) on August 10, 2020, our operations have been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.

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

Installed Base

Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. We believe our installed base is one of the key indicators of our ability to drive customer adoption of our products. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of September 30, 2020 and 2019 is set forth in the table below:

	As of September 30,
	2020	2019
	(unaudited)
Acutus Direct
US	29	6
Europe	15	17
Total Acutus Direct	44	23
Biotronik	5	—
Total installed base	49	23

Our net increase in installed base for the three and nine months ended September 30, 2020 and 2019, exclusive of transfers between Acutus and Biotronik, is set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Acutus Direct
US	9	(2)	19	1
Europe	2	(1)	3	1
Total Acutus Direct	11	(3)	22	2
Net systems to Biotronik	—	—	—	—
Total net system placements	11	(3)	22	2

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

Factors Affecting Our Performance

There are a number of factors that have impacted, and we believe will continue to impact, or that we expect to impact, our results of operations and growth. These factors include:

•

Market Acceptance. The growth of our business will depend substantially on our ability to increase our installed base. Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Our ability to increase our installed base will depend on our ability to gain broader acceptance of our AcQMap System by continuing to make physicians and other hospital staff aware of the benefits of the AcQMap System, thereby generating increased demand for system installations and the frequency of use of our disposable products. Although we are attempting to increase our installed base through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will be successful.

•

Commercial Organization Size and Effectiveness. As of September 30, 2020, our commercial organization consisted of 62 individuals with substantial applicable medical device, sales and clinical experience, including sales managers, sales representatives and mappers. We intend to continue to make significant investments in our commercial organization by increasing the number of our sales representatives, sales managers and mappers, as well as by expanding our global marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth or our costs incurred in anticipation of such growth.

•

Strategic Partnerships and Acquisitions. We have in the past, and may in the future, enter into strategic partnerships and acquire complementary businesses, products or technologies. For example, we have entered into strategic partnerships with Innovative Health and Stereotaxis and, most recently, we entered into our Global Alliance for Electrophysiology with Biotronik in May 2020. In addition, we added an integrated family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience in June 2019 and acquired our AcQBlate Force sensing product line from Biotronik in July 2019. Our strategic partnerships and acquisitions have helped us establish a global sales presence delivering a broad portfolio of highly differentiated electrophysiology products. Our ability to grow our revenue will depend substantially on our ability to leverage our strategic partnerships and acquisitions to achieve distribution at a global scale, broaden our product portfolio and enable and accelerate global connectivity.

•

Continued Investment in Innovation. Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. For example, in 2019, our research and development team released five new disposable products, two hardware products, including a major generational update to our AcQMap System, and 15 software updates. We expect our research and development expenditures to increase as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as potentially licensing or acquiring technology from third parties. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. Introducing additional, innovative products is also expected to help support our existing installed base and help drive demand for additional installations of our system. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly relative to their perceived benefit, we may not be successful. Moreover, as cost of products sold, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.

•

Product and Geographic Mix; Timing. Our financial results, including our gross margins, may fluctuate from period to period due to a variety of factors, including: average selling prices; production volumes; the cost of direct materials; the timing of customer orders or medical procedures and the timing and number of system installations; the number of available selling days in a particular period, which can be impacted by a number of factors such as holidays or days of severe inclement weather in a particular geography; the mix of products sold and the geographic mix of where products are sold; the level of reimbursement available for our products; discounting practices; manufacturing costs; product yields; headcount; and cost-reduction strategies. For example, gross margins on the sale of our products by our direct selling organization in the United States and Western Europe are higher than gross margins on the sale of our products by Biotronik in other parts of the world. Moreover, gross margins on the sale of our proprietary products are generally higher than gross margins on the sale of products we source through our strategic partnerships with third parties. Future selling prices and gross margins for our products may fluctuate due to a variety of other factors, including the introduction by others of competing products or the attempted integration by third parties of capabilities similar to ours into their existing products. We aim to mitigate downward pressure on our selling prices by increasing the value proposition offered by our products through innovation. While we have not yet experienced significant seasonality in our results, it is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season.

•

Regulatory Approvals/Clearances and Timing and Efficiency of New Product Introductions. We are seeking FDA clearance and CE Mark for the use of our AcQBlate Force ablation catheters and Qubic Force device in the United States and Europe, as well as regulatory clearance or approval of our other pipeline products in the United States and in international markets. Our ability to grow our revenue will depend on our obtaining necessary regulatory approvals or clearances for our products. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our results of operations.

•

Competition. Our industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our most significant competitors are large, well-capitalized companies. We must continue to successfully compete considering our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who could use our products. Publications of clinical results by us, our competitors and other third parties can also have a significant influence on whether, and the degree to which, we are able to gain market share and increase utilization of our products.

•

COVID-19 Pandemic. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in Carlsbad, California. As a result of such order, the majority of our employees have telecommuted, which may impact certain of our operations over the near term and long term. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using our products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and we believe enrollment timing in our planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to our business due to COVID-19, we enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). Although the effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020, the magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of these restrictions and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

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

Our revenue has historically consisted predominantly of sales of our disposable products (principally our mapping catheters and related access sheaths, and to a lesser extent our transseptal crossing tools, ablation catheters and other accessories), as we generally loaned our first-generation AcQMap console and workstation to our customers without charge to facilitate the use of our disposable products. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our second-generation AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. When a sale of a second-generation AcQMap system is made, the sale includes installation of the equipment, software updates and maintenance, and equipment service. Evaluation contracts are not accounted for as sales under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. In addition, we also generate a small portion of our revenue from service agreements. Revenue is recognized when the customer obtains control of the promised goods or services, generally at a point in time, and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. For the nine months ended September 30, 2020 and 2019, approximately 46% and 72%, respectively, of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling, or GBP. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.

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

Research and Development Expenses—License Acquired

In July 2019, we entered into the Biotronik License Agreement with the Biotronik Parties in connection with the Biotronik Asset Acquisition. In accordance with ASC 805, Business Combinations, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million in value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expenses—license acquired in our consolidated statement of operations and comprehensive loss in July 2019. Additional contingent milestone payments of up to $10.0 million are to be made to the Biotronik Parties upon certain regulatory approvals and first commercial sale, as described above. In further consideration of the rights granted, beginning with our first commercial sale of the first force sensing ablation catheter within the licensed product line, we will also make per unit royalty payments. We have determined that as of the acquisition date and as of September 30, 2020 and December 31, 2019, the contingent milestone and royalty payments are not probable and estimable and therefore have not been recorded as a liability. Upon regulatory approval of our force sensing ablation catheter in Europe, the milestone payments will be capitalized and amortized, and the royalty payments will be recorded as cost of products sold as sales of catheters are recognized.

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

In connection with our IPO, certain performance-based restricted stock awards vested as the completion of our IPO constituted the relevant performance condition. As a result, we recorded an incremental stock-based compensation charge of $3.8 million for the awards that vested upon the IPO as part of selling, general and administrative expenses for the quarter ended September 30, 2020 in our condensed consolidated financial statements.

Other Income (Expense)

Change in Fair Value of Warrant Liability

We accounted for certain of our freestanding warrants to purchase shares of our common stock and preferred stock as liabilities at fair value. We accounted for certain features of our convertible notes issued in 2018, or the 2018 Convertible Notes (which were converted into shares of our Series D convertible preferred stock in 2019), that were determined to be an embedded derivative requiring bifurcation and separate accounting at fair value. The warrants and embedded derivative were subject to re-measurement at each balance sheet date and upon reclassification to stockholders’ equity with gains and losses reported in our condensed consolidated statements of operations and comprehensive loss. On August 5, 2020, in connection with the IPO being declared effective, the warrants recorded as liabilities no longer meet the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability was reclassified to stockholders’ equity (deficit) in the condensed consolidated balance sheet.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
	(Unaudited)
Revenue(2)	$3,173	$646	$2,527	391%
Costs and operating expenses:
Costs of products sold(1)	5,141	2,267	2,874	127%
Research and development(1)	8,343	5,865	2,478	42%
Research and development - license acquired	—	15,000	(15,000)	NM
Selling, general and administrative(1)	15,833	7,978	7,855	98%
Change in fair value of contingent consideration	118	700	(582)	(83%)
Total costs and operating expenses	29,435	31,810	(2,375)	(7%)
Loss from operations	(26,262)	(31,164)	4,902	(16%)
Other income (expense):
Change in fair value of warrant liability	(3,683)	(3)	(3,680)	NM
Loss on debt extinguishment	—	(49)	49	NM
Interest income	23	525	(502)	(96%)
Interest expense	(1,366)	(1,394)	28	(2%)
Total other expense, net	(5,026)	(921)	(4,105)	NM
Net loss	$(31,288)	$(32,085)	$797	(2%)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(9)	40	(49)	NM
Foreign currency translation adjustment	78	(45)	123	NM
Comprehensive loss	$(31,219)	$(32,090)	$871	(3%)

NM - Not meaningful

(1)	The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Cost of products sold	$126	$56
Research and development	319	179
Selling, general and administrative	5,929	577
Total stock-based compensation	$6,374	$812

(2)	The following tables sets forth our revenue for disposables and systems/service for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Acutus Direct
Disposables	$1,680	$635
Systems	965	—
Service/Other	29	3
Total Acutus direct revenue	2,674	638
Distribution agreements	499	8
Total revenue	$3,173	$646

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Acutus Direct
United States	$1,790	$147
Europe	884	491
Total Acutus direct revenue	2,674	638
Distribution Agreements
United States	77	—
Europe	422	8
Total revenue through distribution	499	8
Total revenue	$3,173	$646

Revenue

Revenue was $3.2 million for the three months ended September 30, 2020, compared to $0.6 million for the three months ended September 30, 2019. This increase of $2.5 million, or 391%, was primarily attributable to a $1.6 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and a $1.0 million increase in AcQMap System sales.

Revenue, classified by the major geographic areas, was $1.9 million for the United States and $1.3 million for all other countries in the three months ended September 30, 2020, compared to $0.1 million for the United States and $0.5 million for all other countries for the comparative period in 2019.

Costs and Operating Expenses

Cost of Products Sold

Cost of products sold was $5.1 million for the three months ended September 30, 2020, compared to $2.3 million for the three months ended September 30, 2019. This increase of $2.9 million, or 127%, was driven by an increase of $2.2 million of costs from growth in our sales volume, $0.4 million of depreciation and freight expense to support the higher installed base, and $0.3 million increase in warranty and field service. Gross margin was negative 62% for the three months ended September 30, 2020 compared to negative 251% for the three months ended September 30, 2019. This improvement in gross margin was primarily attributable to increased sales volume and manufacturing efficiencies.

Research and Development Expenses

Research and development expenses were $8.3 million for the three months ended September 30, 2020, compared to $5.9 million for the three months ended September 30, 2019. This increase of $2.5 million, or 42%, was primarily attributable to $1.7 million in increased compensation and related costs from higher headcount, and $0.8 million in increased materials and supplies costs related to higher engineering project spending.

Research and Development Expenses – License Acquired

Research and development expenses – license acquired were $15.0 million for the three months ended September 30, 2019, related to the Biotronik Asset Acquisition, where we acquired intellectual property. Since the acquired intellectual property had no alternative use and was for products that have not yet received regulatory approval, the intellectual property was immediately charged to research and development expenses—license acquired.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.8 million for the three months ended September 30, 2020, compared to $8.0 million for the three months ended September 30, 2019. This increase of $7.9 million, or 98%, was primarily attributable to $3.8 million of stock-based compensation for certain performance-based awards as the applicable performance conditions were achieved upon the completion of our IPO and $3.5 million in increased compensation and related costs due to our investment in our commercial organization in support of our full commercial launch in the United States which started in the first quarter of 2020.

Change in Fair Value of Contingent Consideration

For the three months ended September 30, 2020 and 2019, we recorded a change in fair value of contingent consideration of $0.1 million and $0.7 million, respectively, for the increase in the fair value of the contingent consideration for the acquisition of Rhythm Xience.

Other Income (Expense)

Other expense, net was $5.0 million for the three months ended September 30, 2020, compared to $0.9 million for the three months ended September 30, 2019. This increase of $4.1 million was primarily attributable to an increase of $3.7 million in the fair value of the warrant liability.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(Unaudited)
Revenue(2)	$5,890	$2,167	$3,723	172%
Costs and operating expenses:
Costs of products sold(1)	10,998	6,878	4,120	60%
Research and development(1)	24,492	15,489	9,003	58%
Research and development - license acquired	—	15,000	(15,000)	NM
Selling, general and administrative(1)	35,193	18,998	16,195	85%
Change in fair value of contingent consideration	(1,466)	700	(2,166)	NM
Total costs and operating expenses	69,217	57,065	12,152	21%
Loss from operations	(63,327)	(54,898)	(8,429)	15%
Other income (expense):
Change in fair value of warrant liability and embedded derivative	(5,555)	(608)	(4,947)	NM
Loss on debt extinguishment	—	(1,447)	1,447	NM
Interest income	393	733	(340)	(46%)
Interest expense	(4,090)	(20,905)	16,815	(80%)
Total other expense, net	(9,252)	(22,227)	12,975	(58%)
Net loss	$(72,579)	$(77,125)	$4,546	(6%)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(50)	47	(97)	NM
Foreign currency translation adjustment	147	(57)	204	NM
Comprehensive loss	$(72,482)	$(77,135)	$4,653	(6%)

NM - Not meaningful

(1)	The following table sets forth the stock-based compensation expense included in our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Cost of products sold	$292	$162
Research and development	697	471
Selling, general and administrative	8,283	1,541
Total stock-based compensation	$9,272	$2,174

(2)	The following tables sets forth our revenue for disposables and systems/service for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Acutus Direct
Disposables	$3,599	$2,123
Systems	1,485	—
Service/Other	47	12
Total Acutus direct revenue	5,131	2,135
Distribution agreements	759	32
Total revenue	$5,890	$2,167

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Acutus Direct
United States	$3,103	$603
Europe	2,028	1,532
Total Acutus direct revenue	5,131	2,135
Distribution Agreements
United States	92	—
Europe	667	32
Total revenue through distribution	759	32
Total revenue	$5,890	$2,167

Revenue

Revenue was $5.9 million for the nine months ended September 30, 2020, compared to $2.2 million for the nine months ended September 30, 2019. This increase of $3.7 million, or 172%, was primarily attributable to a $2.2 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and $1.5 million of AcQMap systems sales.

Revenue, classified by the major geographic areas, was $3.2 million for the United States and $2.7 million for all other countries in the nine months ended September 30, 2020, compared to $0.6 million for the United States and $1.6 million for all other countries for the comparative period in 2019.

Costs and Operating Expenses

Cost of Products Sold

Cost of products sold was $11.0 million for the nine months ended September 30, 2020, compared to $6.9 million for the nine months ended September 30, 2019. This increase of $4.1 million, or 60%, was primarily driven by an increase of $2.9 million of costs from growth in our sales volume, $0.7 million increase in warranty and field service expense to support the higher installed base, $0.2 million increase in royalties, and $0.2 million increase in freight. Gross margin was negative 87% for the nine months ended September 30, 2020 compared to negative 217% for the nine months ended September 30, 2019. This improvement in gross margin was primarily attributable to increased sales volume of our disposable products.

Research and Development Expenses

Research and development expenses were $24.5 million for the nine months ended September 30, 2020, compared to $15.5 million for the nine months ended September 30, 2019. This increase of $9.0 million, or 58%, was primarily attributable to $5.8 million in increased materials and supplies costs related to higher engineering project spending and $3.2 million in increased compensation and related costs from higher headcount.

Research and Development Expenses – License Acquired

Research and development expenses – license acquired were $15.0 million for the nine months ended September 30, 2019, related to the Biotronik Asset Acquisition, where we acquired intellectual property. Since the acquired intellectual property had no alternative use and was for products that have not yet received regulatory approval, the intellectual property was immediately charged to research and development expenses—license acquired.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.2 million for the nine months ended September 30, 2020, compared to $19.0 million for the nine months ended September 30, 2019. This increase of $16.2 million, or 85%, was primarily attributable to $10.2 million in increased compensation and related costs due to our investment in our commercial organization in support of our full commercial launch in the United States, $3.8 million of stock-based compensation for certain performance-based awards as the applicable performance conditions were achieved upon the completion of our IPO and $0.7 million in increased consulting expenses.

Change in Fair Value of Contingent Consideration

For the nine months ended September 30, 2020 and 2019, we recorded a change in fair value of contingent consideration of $1.5 million for the decrease and $0.7 million for the increase, respectively, of the contingent consideration for the acquisition of Rhythm Xience.

Other Income (Expense)

Other expense, net was $9.3 million for the nine months ended September 30, 2020, compared to $22.2 million for the nine months ended September 30, 2019. This decrease of $13.0 million, or 58%, was primarily attributable to a decrease of $16.8 million in interest expense primarily related to the 2019 Credit Agreement and 2018 Convertible Notes, partially offset by an increase of $4.9 million in the fair value of the warrant liability.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents and marketable securities of $166.8 million and $71.8 million, respectively. For the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, our net losses were $72.6 million, $97.0 million and $47.9 million, respectively, and our net cash used in operating activities was $61.0 million, $56.0 million and $33.8 million, respectively. We had an accumulated deficit of $331.6 million and $259.0 million as of September 30, 2020 and December 31, 2019, respectively.

Prior to our IPO in August 2020, our operations had been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness. In June and July 2019, we completed an equity financing pursuant to which we issued 8,200,297 shares of Series D convertible preferred stock in a private placement. The Series D convertible preferred stock issuance was comprised of: (i) 4,091,819 shares at $16.67 per share for cash proceeds of $66.6 million, net of fees of $1.6 million; and (ii) 1,884,565 shares at $13.33 per share (including a 20% discount) for the conversion of our 2018 Convertible Notes (and related accrued interest) and 2,223,913 shares at $16.67 per share for the conversion of our 2019 Convertible Notes (and related accrued interest), in an aggregate amount of $68.5 million, including the fair value of the embedded derivative of $6.3 million relating to the 20% discount for the conversion of the 2018 Convertible Notes. On August 10, 2020, we issued 10,147,058 shares of common stock in our IPO, which included 1,323,529 shares of common stock issued upon the exercise in full by the underwriters of an option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares. The price to the public for each share was $18.00.

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

With the closing of our IPO, our current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, we will need to raise additional funds through one or more of the following: issuance of additional debt, equity or both. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Net cash used in operating activities	$(61,038)	$(30,823)
Net cash used in investing activities	(54,255)	(70,868)
Net cash provided by financing activities	164,000	126,311
Effect of exchange rate changes on cash, cash equivalents and restricted cash	143	(50)
Net change in cash, cash equivalents and restricted cash	$48,850	$24,570

Operating Activities

During the nine months ended September 30, 2020, operating activities used $61.0 million of cash, an increase of $30.2 million from the nine months ended September 30, 2019. This increase was primarily attributable to a $23.0 million decrease of non-cash items, primarily driven by an decrease of $16.9 million in amortization of debt issuance costs in the nine months ended September 30, 2020 and a $15.0 million write-off of intellectual property acquired in the Biotronik Asset Acquisition in the nine months ended September 30, 2019, partially offset by an increase in stock-based compensation expense of $7.1 million and an increase in the change in fair value of warrant liability and embedded derivative of $4.9 million.  This increase was also due to a $11.8 million increase in use of cash from operating assets and liabilities, primarily resulting from (i) a $2.7 million increase in the prepaid expenses and other current assets balance from December 31, 2019 to September 30, 2020, as compared to a relatively consistent prepaid expenses and other current assets balance from December 31, 2018 to September 30, 2019, and (ii) a $1.4 million increase in the accrued liabilities balance from December 31, 2019 to September 30, 2020, excluding non-cash items, as compared to a $9.3 million increase in the accrued liabilities balance from December 31, 2018 to September 30, 2019, excluding non-cash items. The decrease in non-cash items and the increase in use of cash from operating assets and liabilities was partially offset by a $4.5 million decrease in net loss.

Investing Activities

During the nine months ended September 30, 2020, investing activities used $54.3 million of cash, a decrease of $16.6 million from the nine months ended September 30, 2019. This decrease was attributable to (a) an increase of maturities of marketable securities of $33.5 million and sales of marketable securities of $17.1 million, and (b) cash paid of $10.0 million for the Biotronik research and development license and $3.0 million for the Rhythm Xience acquisition for the nine months ended September 30, 2019.  This decrease is partially offset by an additional $39.8 million of purchases of marketable securities and an additional $7.1 million purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $164.0 million of cash, an increase of $37.7 million from the nine months ended September 30, 2019. The primary financing activities for the nine months ended September 30, 2020 was the closing of the Company’s IPO which resulted in net proceeds of $166.3 million and payment of contingent consideration of $2.6 million related to the Rhythm Xience acquisition for the achievement of certain regulatory milestones and revenue targets. The primary financing activities for the nine months ended September 30, 2019 included $40.0 million resulting from the closing of the 2019 Credit Agreement, $66.6 million from the issuance of shares of our Series D convertible preferred stock in June 2019 and $37.0 million from the issuance of the 2019 Convertible Notes in May 2019, partially offset by $17.3 million in debt repayments related to the repayment of the 2018 Term Loan and payments of issuance and extinguishment costs.

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus dated August 5, 2020 (the “Prospectus”) that forms a part of the Company’s registration statement on Form S-1 (File No. 333-239873), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended, (the “Securities Act”).

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the nine months ended September 30, 2020, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus that forms a part of the Company’s registration statement on Form S-1 (File No. 333-239873), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We have received, and may from time to time receive, letters from third parties alleging patent infringement, violation of employment practices or trademark infringement, and we may in the future participate in litigation to defend ourselves. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Item 2. Recent Sales of Unregistered Securities.

(a) Sales of Unregistered Securities

Between July 1, 2020 and September 30, 2020:

•

we issued and sold to our current and former officers and employees an aggregate of 18,631 shares of common stock upon the exercise of options under our equity compensation plans at exercise prices ranging from $1.85 to $13.38 per share, for an aggregate amount of $0.1 million.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc.
(Registrant)

Date: November 12, 2020	By:	/s/ Vince Burgess
Vince Burgess
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Gary W. Doherty
Gary W. Doherty
Chief Financial Officer
(Principal Financial Officer)