Form 10-Q
period 2021-03-31
Acutus Medical, Inc.
filed 2021-05-13
CIK 1522860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 10, 2021
Common Stock, $0.001 par value	28,124,057

Acutus Medical, Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

Item 1. Financial Statements.

Acutus Medical, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,631	$25,234
Marketable securities, short-term	86,888	105,839
Restricted cash	150	150
Accounts receivable	2,477	2,160
Inventory	13,837	12,958
Prepaid expenses and other current assets	4,124	5,047
Total current assets	116,107	151,388

Marketable securities, long-term	11,225	8,726
Property and equipment, net	14,648	12,356
Right-of-use assets, net	1,480	1,669
Intangible assets, net	5,493	5,653
Goodwill	12,026	12,026
Other assets	967	717
Total assets	$161,946	$192,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,108	$8,266
Accrued liabilities	8,808	7,308
Contingent consideration, short-term	2,600	5,400
Operating lease liabilities, short-term	955	933
Total current liabilities	18,471	21,907

Operating lease liabilities, long-term	875	1,134
Long-term debt	39,339	39,011
Contingent consideration, long-term	3,000	3,900
Total liabilities	61,685	65,952
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 28,113,165 and 27,991,425 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	490,369	487,290
Accumulated deficit	(390,196)	(361,015)
Accumulated other comprehensive income	60	280
Total stockholders' equity	100,261	126,583
Total liabilities and stockholders' equity	$161,946	$192,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2021	2020
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$3,591	$1,583

Costs and operating expenses:
Cost of products sold	6,955	3,194
Research and development	9,370	7,973
Selling, general and administrative	16,252	10,235
Change in fair value of contingent consideration	(1,153)	(2,219)
Total costs and operating expenses	31,424	19,183
Loss from operations	(27,833)	(17,600)

Other income (expense):
Change in fair value of warrant liability	—	581
Interest income	40	275
Interest expense	(1,388)	(1,354)
Total other expense, net	(1,348)	(498)
Loss before income taxes	(29,181)	(18,098)
Income tax benefit	—	—
Net loss	$(29,181)	$(18,098)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	6	(27)
Foreign currency translation adjustment	(226)	(27)
Comprehensive loss	$(29,401)	$(18,152)

Net loss per common share, basic and diluted	$(1.04)	$(25.84)
Weighted average shares outstanding, basic and diluted	28,031,686	700,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021

					Accumulated
(in thousands, except share amounts)	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	27,991,425	$28	$487,290	$(361,015)	$280	$126,583
Unrealized gain on marketable securities	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(226)	(226)
Stock option exercises	27,509	—	169	—	—	169
Stock-based compensation	94,231	—	2,910	—	—	2,910
Net loss	—	—	—	(29,181)	—	(29,181)
Balance as of March 31, 2021 (unaudited)	28,113,165	$28	$490,369	$(390,196)	$60	$100,261

For the Three Months Ended March 31, 2020

	Series A		Series B		Series C		Series D						Accumulated
(in thousands, except share amounts)	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance as of December 31, 2019	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,039	695,902	$1	$33,252	$(259,034)	$(30)	$(225,811)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Issuance of Series D convertible preferred stock for the Biotronik Asset Purchase	—	—	—	—	—	—	273,070	5,000	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for the contingent consideration related to the Rhythm Xience Acquisition	—	—	—	—	—	—	119,993	2,197	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	14,962	—	1,741	—	—	1,741
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,098)	—	(18,098)
Balance as of March 31, 2020 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,593,360	$142,236	710,864	$1	$34,993	$(277,132)	$(84)	$(242,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(29,181)	$(18,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,241	429
Amortization of intangible assets	160	110
Stock-based compensation expense	2,910	1,741
Amortization of premiums/(accretion of discounts) on marketable securities, net	412	(5)
Amortization of debt issuance costs	328	154
Amortization of right-of-use assets	180	169
Change in fair value of warrant liability	—	(581)
Change in fair value of contingent consideration	(1,153)	(2,219)
Changes in operating assets and liabilities:
Accounts receivable	(317)	(708)
Inventory	(879)	(1,809)
Prepaid expenses and other current assets	1,104	214
Other assets	(250)	(267)
Accounts payable	(2,091)	3,602
Accrued liabilities	1,500	(83)
Operating lease liabilities	(237)	(207)
Net cash used in operating activities	(26,273)	(17,558)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(9,135)	—
Sales of available-for-sale marketable securities	—	8,100
Maturities of available-for-sale marketable securities	25,000	25,300
Purchases of property and equipment	(3,693)	(1,683)
Net cash provided by investing activities	12,172	31,717

Cash flows from financing activities
Payment of contingent consideration	(2,547)	(2,584)
Proceeds from stock options exercises	169	—
Net cash used in financing activities	(2,378)	(2,584)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124)	(27)
Net change in cash, cash equivalents and restricted cash	(16,603)	11,548
Cash, cash equivalents and restricted cash, at the beginning of the period	25,384	9,602
Cash, cash equivalents and restricted cash, at the end of the period	$8,781	$21,150

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35	$—
Cash paid for interest	$1,125	$1,188
Supplemental disclosure of noncash investing and financing activities:
Issuance of Series D convertible preferred stock for Biotronik asset purchase	$—	$5,000
Issuance of Series D convertible preferred stock for Rhythm Xience Acquisition	$—	$2,197
Change in unrealized (gain) loss on marketable securities	$(6)	$27
Unpaid purchases of property and equipment	$(67)	$119

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

Liquidity and Capital Resources

The Company has limited revenue, has incurred operating losses since inception and expects to continue to incur significant operating losses for at least the next several years and may never become profitable. As of March 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $390.2 million and $361.0 million, respectively, and working capital of $97.6 million and $129.5 million, respectively. The Company has historically funded its operations primarily through the sale of debt and equity securities, as well as other indebtedness. With the closing of the Company’s initial public offering (“IPO”) in August 2020, the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, the Company may need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.

Impact of COVID-19

Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in Carlsbad, California. As a result of such order, the majority of our employees have telecommuted, which may impact certain of our operations over the near term and long term. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using our products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and we believe enrollment timing in our planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to our business due to COVID-19, we enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). The effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020. Our IPO in August 2020 provided resources sufficient to restore compensation reductions to pre-COVID levels, as well as to restart hiring and capital expenditures in support of our growth. The second wave of the COVID-19 pandemic was initially observed negatively impacting electrophysiology procedural activity early during the fourth quarter of 2020 and we are continuing to see hospitals focusing on these patients and slowing elective procedures. During the first quarter of 2021, we saw the suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using our products. Access restrictions in certain hospitals have slowed our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of March 31, 2021 and December 31, 2020, exceeded federally insured limits.

Restricted cash serves as collateral for the Company’s corporate credit card program. The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statement of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Cash and cash equivalents	$8,631	$25,234
Restricted cash	150	150
Total cash, cash equivalents and restricted cash	$8,781	$25,384

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

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities portfolio consists of investments in commercial paper, U.S. treasury securities, asset-backed securities and short-term high credit quality corporate debt securities.

Revenue from Contracts with Customers

The Company accounts for revenue earned from contracts with customers under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer.

•Step 2: Identify the performance obligations in the contract.

•Step 3: Determine the transaction price.

•Step 4: Allocate the transaction price to the performance obligations in the contract.

•Step 5: Recognize revenue when, or as, the company satisfies a performance obligation.

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

During the three months ended March 31, 2021, the Company entered into deferred equipment agreements that are generally structured such that the Company agrees to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranges from two to four years. The Company determined that the deferred equipment agreements include embedded sales-type leases. The Company allocates contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. The Company expenses the cost of the device at the inception of the agreement and records a financial lease asset equal to the gross consideration allocated to the lease. The lease asset will be reduced by payments for minimum disposable purchases that are allocated to the lease.

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

The Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of March 31, 2021 and December 31, 2020.

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

The following table sets forth the Company’s revenue for disposables, systems, and service/other for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Month Ended March 31,
	2021	2020
	(unaudited)
Acutus Direct
Disposables	$1,783	$1,017
Systems	613	520
Service/Other	35	10
Total Acutus direct revenue	2,431	1,547
Distribution agreements	1,160	36
Total revenue	$3,591	$1,583

The following table provides revenue by geographic location for the three months ended March 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
	(unaudited)
Acutus Direct
United States	$1,468	$770
Europe	963	777
Total Acutus direct revenue	2,431	1,547
Distribution Agreements
United States	113	—
Europe	1,047	36
Total revenue through distribution	1,160	36
Total revenue	$3,591	$1,583

Inventory

Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of $0.1 million for each of the three months ended March 31, 2021 and 2020.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of March 31, 2021 and December 31, 2020.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Intangible Assets

Intangible assets consist of acquired developed technology, acquired in-process technology, trademarks and trade names and a customer-related intangible which were acquired as part of the acquisition of Rhythm Xience, Inc. (“Rhythm Xience”) in June 2019. The Company determines the appropriate useful life of its finite-lived intangible assets by performing an analysis of expected cash flows of the acquired assets. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. Acquired in-process technology was classified as an indefinite-lived intangible asset, until the receipt of Food and Drug Administration (the “FDA”) approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was classified as a finite-lived intangible and amortization for in-process technology began. Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying value.

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. For the three months ended March 31, 2021, the qualitative testing did not indicate any impairment for the carrying amount of goodwill.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three months ended March 31, 2021 and 2020, the Company determined that there was no impairment of property and equipment or intangible assets.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments.

The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.

The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measured as of March 31, 2021
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$7,569	$—	$—	$7,569
Marketable securities at fair value
Corporate debt securities	—	34,359	—	34,359
U.S. treasury securities	—	20,354	—	20,354
Commercial paper	—	32,175	—	32,175
Asset-backed securities	—	11,225	—	11,225
Total fair value	$7,569	$98,113	$—	$105,682

Liabilities included in:
Contingent consideration	$—	$—	$5,600	$5,600
Total fair value	$—	$—	$5,600	$5,600

	Fair Value Measured as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets included in:
Cash and cash equivalents
Money market securities	$19,070	$—	$—	$19,070
Marketable securities at fair value
Corporate debt securities	—	31,353	—	31,353
Asset-backed securities	—	8,726	—	8,726
U.S. treasury securities	—	20,531	—	20,531
Commercial paper	—	53,955	—	53,955
Total fair value	$19,070	$114,565	$—	$133,635

Liabilities included in:
Contingent consideration	$—	$—	$9,300	$9,300
Total fair value	$—	$—	$9,300	$9,300

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

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021 (in thousands):

Contingent Consideration
Balance, December 31, 2020	$9,300
Payment of contingent consideration	(2,547)
Change in fair value	(1,153)
Balance, March 31, 2021 (unaudited)	$5,600

Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The fair value of the contingent consideration from the acquisition of Rhythm Xience represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate and (iv) expected volatility of earnings. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Risk-free interest rate	0.30%	0.20%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	20.6%	17.2%

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and restricted stock units with non-market performance and service conditions (“PSUs”) to be recognized in the condensed consolidated financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense was recognized for each vesting tranche over the respective requisite service period of each tranche upon the registration statement used in connection with the Company’s IPO being declared effective on August 5, 2020, when the Company’s management deemed it probable that the performance conditions were satisfied. The Company recognized a cumulative true-up adjustment related to PSUs once the conditions became probable of being satisfied as the related service period had been completed in a prior period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the condensed consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See “Note 16—Stock-Based Compensation” below.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss carryforwards and research and development tax credit carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of 2021, which did not have a material impact on its condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and has yet to elect an adoption date.

Note 3—Asset Acquisition and Business Combination

Biotronik Asset Acquisition

In July 2019, the Company entered into a License and Distribution Agreement with the Biotronik and VascoMed GmbH (the “Biotronik Parties”) to obtain certain licenses to the Biotronik Parties’ patents, whereby the Company acquired certain manufacturing equipment and obtained from the Biotronik Parties a license under certain patents and technology to develop, commercialize, distribute and manufacture the AcQBlate Force ablation catheters and Qubic Force device. In exchange for the rights granted to the Company, the Company made cash payments totaling $10.0 million during the year ended December 31, 2019, and issued 273,070 shares of Series D convertible preferred stock for $5.0 million during the three months ended March 31, 2020. The implied value of $5.0 million was recorded as an accrued liability as of December 31, 2019. In accordance with ASC 805, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expense—licensed acquired in the condensed consolidated statement of operations and comprehensive loss in July 2019.

Additional contingent milestone payments of up to $10.0 million, of which $2.0 million has been paid as of March 31, 2021, are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first force sensing ablation catheter within the licensed product line, the Company will also make per unit royalty payments. The Company determined that the remaining $8.0 million contingent milestone and royalty payments are not probable and estimable and therefore have not been recorded as a liability as of March 31, 2021 and December 31, 2020. Upon regulatory approval in December 2020 of the Company’s force sensing ablation catheter in Europe, the $2.0 million milestone was capitalized and is being amortized, and the royalty payments are recorded as cost of products sold as sales of catheters are recognized.

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

As part of the Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the acquisition date. During the year ended December 31, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the three months ended March 31, 2021, the Company paid an additional $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. Additionally, the Company recorded a $1.2 million decrease and a $2.2 million decrease to the fair value of the contingent consideration liability for the three months ended March 31, 2021 and 2020, respectively, which is included in change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the contingent consideration liability of $5.6 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain additional regulatory approval milestones and revenue milestones are achieved.

For the three months ended March 31, 2021 and 2020, no acquisition costs were incurred or recorded.

Note 4—Marketable Securities

Marketable securities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$34,366	$—	$(7)	$34,359
U.S. treasury securities	20,350	4	—	20,354
Commercial paper	32,175	—	—	32,175
Total available-for-sale securities - short-term	86,891	4	(7)	86,888

Asset-backed securities, long-term	11,224	1	—	11,225
Total available-for-sale securities	$98,115	$5	$(7)	$98,113

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$31,359	$—	$(6)	$31,353
U.S. treasury securities	20,533	—	(2)	20,531
Commercial paper	53,955	—	—	53,955
Total available-for-sale securities - short-term	105,847	—	(8)	105,839

Asset-backed securities, long-term	8,726	—	—	8,726
Total available-for-sale securities	$114,573	$—	$(8)	$114,565

As of March 31, 2021, the Company’s available-for-sale securities classified as short-term of $86.9 million mature in one year or less and the available-for-sale securities classified as long-term of $11.2 million mature within two years. As of December 31, 2020, the Company’s available-for-sale securities classified as short-term of $105.8 million mature in one year or less and the available-for-sale securities classified as long-term of $8.7 million mature within two years.

Note 5—Inventory

Inventory as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Raw materials	$7,114	$7,960
Work in process	2,362	1,267
Finished goods	4,361	3,731
Total inventory	$13,837	$12,958

 Note 6—Lessor Sales-Type Leases

The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to sales-type leases for the three months ended March 31, 2021 was $0.9 million and is included within revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no lease revenue for the three months ended March 31, 2020. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company has a short-term lease receivable of $0.4 million included in prepaid expenses and other current assets as of each of March 31, 2021 and December 31, 2020. The Company has a long-term lease receivable of $0.5 million and $0.4 million included in other assets, as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, estimated future maturities of sales-type lease receivables for each of the following years are as follows (in thousands):

Nine months ending December 31, 2021	$304
Year ending December 31, 2022	378
Year ending December 31, 2023	149
Year ending December 31, 2024	72
Year ending December 31, 2025	22
Lease receivable	$925

Note 7—Property and Equipment, Net

The Company’s property and equipment, net, consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Medical diagnostic equipment	$15,360	$13,242
Furniture and fixtures	426	388
Office equipment	1,494	1,392
Laboratory equipment and software	3,699	3,491
Leasehold improvements	661	608
Construction in process	1,468	468
Total property and equipment	23,108	19,589
Less: accumulated depreciation	(8,460)	(7,233)
Property and equipment, net	$14,648	$12,356

Property and equipment includes certain medical diagnostic equipment, including AcQMap Systems, located at customer premises. The Company retains the ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations.

Depreciation expense was $1.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Note 8—Goodwill and Intangible Assets

The table below summarizes goodwill and intangible assets activities as of March 31, 2021 and December 31, 2020 (in thousands):

	Goodwill	Intangible Assets
Balance, December 31, 2020	$12,026	$5,653
Amortization expense	—	(160)
Balance, March 31, 2021 (unaudited)	$12,026	$5,493

	Estimated Useful	Weighted Average Remaining
	Life (in years)	Life (in years)	Intangible Assets	Accumulated Amortization	March 31, 2021
					(unaudited)
Developed technology	10	8.3	$4,200	$(705)	$3,495
Customer-related intangible	5	3.3	100	(35)	65
Licensed intangibles	10	9.7	2,000	(67)	1,933
Total			$6,300	$(807)	$5,493

	Estimated Useful	Weighted Average Remaining
	Life (in years)	Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2020
Developed technology	10	8.6	$4,200	$(600)	$3,600
Customer-related intangible	5	3.5	100	(30)	70
Licensed intangibles	10	9.9	2,000	(17)	1,983
Total			$6,300	$(647)	$5,653

Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

The following table shows the remaining amortization expense associated with amortizable intangible assets as of March 31, 2021 (in thousands):

	Developed Technology	Customer- Related Intangible	Licensed Intangibles	Total Amortization
Nine months ending December 31, 2021	$315	$15	$150	$480
Year ending December 31, 2022	420	20	200	640
Year ending December 31, 2023	420	20	200	640
Year ending December 31, 2024	420	10	200	630
Year ending December 31, 2025	420	—	200	620
Thereafter	1,500	—	983	2,483
Total	$3,495	$65	$1,933	$5,493

Note 9—Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Compensation and related expenses	$6,957	$6,250
Professional fees	304	120
Deferred revenue	479	301
Sales and use tax	206	169
Other	862	468
Total accrued liabilities	$8,808	$7,308

Note 10—Debt

Outstanding debt as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
2019 Credit Agreement (1)	$44,550	$44,550
Total debt, gross	44,550	44,550
Less: Unamortized debt discount and fees	(5,211)	(5,539)
Total long-term debt	$39,339	$39,011

(1)The 2019 Credit Agreement includes final payment fees of $4.6 million.

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

The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contains customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but does not include any financial covenants, other than a minimum liquidity requirement. As of and for the three months ended March 31, 2021 and the year ended December 31, 2020, the Company was in compliance with all such covenants.

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

The Company also leases approximately 3,900 square feet of office space in Zaventem, Belgium under a noncancelable operating lease that expires on December 31, 2021. The lease is subject to variable charges that are determined annually for common area maintenance and other costs based on actual costs, and base rent is subject to an annual increase each year based on an index rate. The Company has a renewal option for an additional three-year term upon the expiration date of the lease, which has been included in the calculation of the right-of-use asset as it is reasonably certain to be exercised.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating cash flows from operating leases	$261	$253
Right-of-use assets exchanged for operating lease liabilities	$-	$-
Weighted average remaining lease term – operating leases (in years)	1.4	1.9
Weighted average discount rate – operating leases	7.0%	7.0%

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating leases
Operating lease cost	$216	$216
Variable lease cost	83	73
Total rent expense	$299	$289

As of March 31, 2021, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Nine months ending December 31, 2021	$791
Year ending December 31, 2022	1,074
Year ending December 31, 2023	51
Year ending December 31, 2024	51
Year ending December 31, 2025	—
Total	1,967
Less: present value discount	(136)
Operating lease liabilities	$1,831

Note 12—Commitments and Contingencies

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13—Warrants

As of March 31, 2021 and December 31, 2020, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon
	Exercise			March 31,	December 31,
	(After Conversion)	Exercise Price	Expiration Date	2021	2020
				(unaudited)
Warrants issued in 2015	Common stock	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	Common stock	$0.10	6/7/28	373,810	373,810
Warrants issued with 2018 Term Loan	Common stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common stock	$16.67	5/20/29	419,992	419,992
Total Warrants				824,608	824,608

The Company had no warrant activity for the three months ended March 31, 2021. The remaining weighted average contractual life is 7.2 years as of March 31, 2021.

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

Prior to the IPO, in accordance with ASC 815, other than the warrants issued in 2015, the warrants were recorded as liabilities at fair value at the issuance date. Changes in the fair value were recognized in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. On August 10, 2020, in connection with the closing of the IPO, the warrants recorded as liabilities no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability of $14.5 million was reclassified to stockholders’ equity (deficit) in the condensed consolidated balance sheet.

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

During the three months ended March 31, 2021, stock options to acquire 27,509 shares were exercised for shares of common stock. The Company received $0.2 million for the exercise price of the stock options for the three months ended March 31, 2021. No stock options were exercised for shares of common stock during the three months ended March 31, 2020.

Note 16—Stock-Based Compensation

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of March 31, 2021, 3,313,017 shares of common stock were authorized for issuance under the 2020 Plan and 2,132,646 shares remain available for issuance under the 2020 Plan.

2011 Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of March 31, 2021, 2,636,188 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.

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

The following assumptions were used to estimate the fair value of stock option for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Risk-free interest rate	0.76% - 1.28%	0.90%
Expected dividend yield	—	—
Expected term in years	7.0	7.0
Expected volatility	60% - 75%	70%

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,403,607	$13.32	8.1	$52,866
Options granted	32,749	23.02
Options exercised	(27,509)	6.15		$323
Options forfeited	(29,272)	17.03
Outstanding as of March 31, 2021	3,379,575	$13.45	7.9	$6,252
Options vested and exercisable as of March 31, 2021 (unaudited)	1,564,993	$10.19	6.6	$5,672

The aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s stock on the last day of the fiscal period, which was $13.37 and $28.81 as of March 31, 2021 and December 31, 2020, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the three months ended March 31, 2021 was $13.89. As of March 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $25.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Performance-Based Restricted Stock Units and Restricted Stock Units

In June 2019, the Company granted 567,509 PSUs, with a grant date fair value of $13.37. Vesting of the PSUs was dependent upon the satisfaction of both a service condition and a performance condition, which is an IPO or a change of control. The Company began recording compensation expense related to the PSUs upon the registration statement used in connection with the Company’s IPO being declared effective on August 5, 2020, as the performance conditions were satisfied. The compensation expense was determined using the original grant date fair value and is being recognized over the remaining service period.

The Company’s PSU and RSU activity for the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	545,466	$16.53
Granted	23,375	23.88
Forfeited	(8,011)	18.39
Vested	(94,045)	13.37
Unvested as of March 31, 2021 (unaudited)	466,785	$17.50

Restricted Stock

The Company’s RSA activity for the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	-	$-
Granted	186	14.75
Vested	(186)	14.75
Unvested as of March 31, 2021 (unaudited)	-	$-

The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs and RSAs recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Cost of products sold	$144	$108
Research and development	417	211
Selling, general and administrative	2,268	1,422
Total stock-based compensation	$2,829	$1,741

Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which permits employees to purchase shares of the Company’s common stock, became effective on August 10, 2020 and 387,063 shares of common stock were authorized for sale under the 2020 ESPP.

The 2020 ESPP will be implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year and terminating on the last trading day on or before July 31 and January 31 respectively. The first offering period began on February 1, 2021. On each purchase date, which falls on the last date of each offering period, 2020 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the 2020 ESPP are subject to the determinations of the Compensation Committee of the Company’s Board of Directors, in its sole discretion.

The fair value of the 2020 ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $0.1 million of stock-based compensation expense related to the 2020 ESPP for the three months ended March 31, 2021. No expense was recorded for the three months ended March 31, 2020.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended March 31,
Shares issuable upon:	2021	2020
	(unaudited)
Conversion of Series A preferred stock	—	391,210
Conversion of Series B preferred stock	—	3,088,444
Conversion of Series C preferred stock	—	4,499,921
Conversion of Series D preferred stock	—	8,593,360
Exercise of stock options	3,379,575	2,746,088
Exercise of common stock warrants	824,608	509,562
Exercise of preferred stock warrants	—	446,990
Vesting of PSUs and RSUs	466,785	—
Total	4,670,968	20,275,575

Note 18—401(k) Retirement Plan

The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company did not provide any contributions to the 401(k) retirement savings plan for the three months ended March 31, 2021 and 2020.

Note 19—Related Party Transactions

The Company licenses certain patent rights from a former director and shareholder. The license agreement provides for royalty payments to the shareholder of 3% of net product sales, as defined in the agreement. Royalties earned prior to the director’s resignation were less than $0.1 million for the three months ended March 31, 2020. Additionally, the former director and shareholder also works for one of the Company’s customers and can significantly influence the customer to purchase the Company’s product. Prior to the director’s resignation, the Company recorded sales to this customer of $0.3 million for the three months ended March 31, 2020.

The Company has a consulting agreement with a director and chairman of the Company’s board of directors. The Company recorded less than $0.1 million in SG&A expense in the condensed consolidated statements of operations and comprehensive loss for the consulting services for each of the three months ended March 31, 2021 and 2020.

Multiple preferred stock shareholders entered into the 2018 and 2019 Convertible Notes that also contained detached warrants. Additionally, Orbimed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million, with $40.0 million being drawn as of March 31, 2021 and December 31, 2020. The Company recorded $1.4 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, in interest expense related to these debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Form 10-Q. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

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

We were incorporated in the State of Delaware on March 25, 2011 and are headquartered in Carlsbad, California. Early versions of our AcQMap System and certain related accessory products have been used in the United States since May 2018 and Western Europe since July 2016 in a limited, pilot launch capacity, where our focus was on optimizing workflow and validating our value proposition. We fully commenced the launch of our commercial-grade console and software products in the first quarter of 2020. Critical to our launch were a series of recent strategic transactions and regulatory approvals, including: Food and Drug Administration (the “FDA”) 510(k) clearance and CE Mark of our second-generation AcQMap console and SuperMap software suite; the addition of an integrated family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience, Inc. (“Rhythm Xience”); and the acquisition of our AcQBlate Force sensing product line from Biotronik SE & Co. KG (“Biotronik”). Since our full launch, we have continued to enhance our product portfolio and global presence by entering into bi-lateral distribution agreements with Biotronik in May 2020, which added a full suite of diagnostic and ablation catheters to our product portfolio and significantly expanded our international distribution and market development capabilities.

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

For the three months ended March 31, 2021, and 2020, we generated revenue of $3.6 million and $1.6 million, respectively, of which 56% and 51%, respectively, was from customers located outside of the United States. Since our inception, we have generated significant losses. Our net loss was $29.2 million and $18.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $390.2 million and $361.0 million, respectively, and working capital of $97.6 million and $129.5 million, respectively. Prior to our initial public offering (“IPO”) on August 10, 2020, our operations have been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.

We intend to continue to make significant investments in our sales and marketing organization. We believe increasing the number of sales representatives and expanding our international marketing programs will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness of our products to new accounts. We also expect to continue to make substantial investments in our ongoing clinical trials and in additional clinical trials that are designed to provide clinical evidence of the safety and effectiveness of our existing and future generations of products. We expect to continue to make investments in research and development and regulatory affairs to develop future generations of products based on our technology, supported with appropriate regulatory submissions. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public-company reporting requirements under the Exchange Act and rules implemented by the Securities and Exchange Commission (the “SEC”), as well as Nasdaq rules. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.

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

Installed Base

Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. We believe our installed base is one of the key indicators of our ability to drive customer adoption of our products. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of March 31, 2021 and 2020 is set forth in the table below:

	As of March 31,
	2021	2020
	(unaudited)
Acutus Direct
US	39	13
Europe	16	18
Total Acutus Direct	55	31

Biotronik	7	—
Total installed base	62	31

Our net increase in installed base for the three months ended March 31, 2021 and 2020, exclusive of transfers between Acutus and Biotronik, is set forth in the table below:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Acutus Direct
US	2	3
Europe	2	1
Total Acutus Direct	4	4

Net systems to Biotronik	—	—
Total net system placements	4	4

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

•

Commercial Organization Size and Effectiveness. As of March 31, 2021, our commercial organization consisted of 88 individuals with substantial applicable medical device, sales and clinical experience, including sales managers, sales representatives and mappers. We intend to continue to make significant investments in our commercial organization by increasing the number of our sales representatives, sales managers and mappers, as well as by expanding our global marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth or our costs incurred in anticipation of such growth.

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

•

Continued Investment in Innovation. Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. In 2020, research and development continued to provide both new products as well as generational improvements to the current product lines through the release of five major versions of software, six disposable products including our first therapy device, and a significant improvement to our mapping system hardware. Additionally, research efforts evolved into development projects for advanced therapies, improved navigational accuracy, and enhanced mapping capabilities. We expect our research and development expenditures to increase as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as potentially licensing or acquiring technology from third parties.

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

•

Regulatory Approvals/Clearances and Timing and Efficiency of New Product Introductions. We received FDA clearance of our AcQCross family of universal transseptal crossing devices in April 2021. We also received CE Mark in December 2020 in Europe for the use of our AcQBlate Force Sensing Ablation System and are seeking FDA Premarket Approval for this system in the United States, as well as regulatory clearance or approval of our other pipeline products in the United States and in international markets. Our ability to grow our revenue will depend on our obtaining necessary regulatory approvals or clearances for our products. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our results of operations.

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

•

COVID-19 Pandemic. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in Carlsbad, California. As a result of such order, the majority of our employees have telecommuted, which may impact certain of our operations over the near term and long term. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using our products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and we believe enrollment timing in our planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to our business due to COVID-19, we enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). The effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020. Our IPO in August 2020 provided resources sufficient to restore compensation reductions to pre-COVID levels, as well as to restart hiring and capital expenditures in support of our growth. The second wave of the COVID-19 pandemic was initially observed negatively impacting electrophysiology procedural activity early during the fourth quarter of 2020 and we are continuing to see hospitals focusing on these patients and slowing elective procedures. During the first quarter of 2021, we again saw the suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using our products. Access restrictions in certain hospitals have slowed our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of these restrictions and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

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

Components of Results of Operations

Revenue

Our revenue consists of: (i) revenue from the sale of our disposable products; (ii) systems and; (iii) service/other revenue. In the United States and select markets in Western Europe where we have developed a direct selling presence, we install our AcQMap console and workstation with our customer accounts and then generate revenue from the sale of our disposable products to these accounts for use with our system. We also generate revenue from the direct sale of our AcQMap console into hospital accounts as well as revenue through long-term customer commitments on disposable purchases. In other international markets, we leverage our partnership with Biotronik to install our AcQMap console and workstation with customer accounts and then generate revenue from Biotronik’s sale of our disposable products to these accounts for use with our system. Our currently marketed disposable products include access sheaths, transseptal crossing tools, diagnostic and mapping catheters, ablation catheters and accessories.

For the three months ended March 31, 2021 and 2020, approximately 56% and 51%, respectively, of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.

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

Other Income (Expense)

Change in Fair Value of Warrant Liability

We accounted for certain of our freestanding warrants to purchase shares of our common stock and preferred stock as liabilities at fair value. On August 10, 2020, in connection with the closing of our IPO, the warrants no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability was reclassified to stockholders’ equity (deficit) in the condensed consolidated balance sheet.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense relates to our credit agreement with Orbimed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. (the “2019 Credit Agreement”).

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
	(unaudited)
Revenue(1)	$3,591	$1,583	$2,008	127%
Costs and operating expenses:
Costs of products sold(2)	6,955	3,194	3,761	118%
Research and development(2)	9,370	7,973	1,397	18%
Selling, general and administrative(2)	16,252	10,235	6,017	59%
Change in fair value of contingent consideration	(1,153)	(2,219)	1,066	(48%)
Total costs and operating expenses	31,424	19,183	12,241	64%
Loss from operations	(27,833)	(17,600)	(10,233)	58%
Other income (expense):
Change in fair value of warrant liability	—	581	(581)	*
Interest income	40	275	(235)	(85%)
Interest expense	(1,388)	(1,354)	(34)	3%
Total other expense, net	(1,348)	(498)	(850)	171%
Net loss	$(29,181)	$(18,098)	$(11,083)	61%
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	6	(27)	33	*
Foreign currency translation adjustment	(226)	(27)	(199)	*
Comprehensive loss	$(29,401)	$(18,152)	$(11,249)	62%

* - Not meaningful

(1)	The following table sets forth our revenue for disposables, systems, and service/other for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Acutus Direct
Disposables	$1,783	$1,017
Systems	613	520
Service/Other	35	10
Total Acutus direct revenue	2,431	1,547
Distribution agreements	1,160	36
Total revenue	$3,591	$1,583

The following table provides revenue by geographic location for the three months ended March 31, 2021 and 2020 (in thousands):

	The Months Ended March 31,
	2021	2020
	(unaudited)
Acutus Direct
United States	$1,468	$770
Europe	963	777
Total Acutus direct revenue	2,431	1,547
Distribution Agreements
United States	113	—
Europe	1,047	36
Total revenue through distribution	1,160	36
Total revenue	$3,591	$1,583

(2)	The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended March 31, 2021 and 2020:
	Three Months Ended March 31
	2021	2020
	(unaudited)
Cost of products sold	$157	$108
Research and development	442	211
Selling, general and administrative	2,311	1,422
Total stock-based compensation	$2,910	$1,741

Revenue

Revenue was $3.6 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020. This increase of $2.0 million, or 127%, was attributable to a $1.3 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and a $0.6 million increase in AcQMap System sales.

Costs and Operating Expenses

Cost of Products Sold

Cost of products sold was $7.0 million for the three months ended March 31, 2021, compared to $3.2 million for the three months ended March 31, 2020. This increase of $3.8 million, or 118%, was primarily driven by an increase of $1.7 million due to the growth in revenue, a $0.8 million excess and obsolete charge primarily related to our disposable products, and a $0.8 million increase in depreciation and freight expense to support the higher installed base. Gross margin was negative 94% for the three months ended March 31, 2021, and negative 102% for the three months ended March 31, 2020. This improvement in gross margin was primarily attributable to increased revenue and higher production volumes, partially offset by the write-off of excess and obsolete inventory in the first quarter of 2021, related to our transition to fully in-house manufacturing and product line transition for our transseptal crossing device portfolio, as well as for slow moving inventory related to certain products impacted by COVID-19 headwinds.

Research and Development Expenses

Research and development expenses were $9.4 million for the three months ended March 31, 2021, compared to $8.0 million for the three months ended March 31, 2020. This increase of $1.4 million, or 18%, was primarily attributable to $1.2 million in increased compensation and related costs from higher headcount, and $0.1 million in increased materials and supplies costs related to higher engineering project spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.3 million for the three months ended March 31, 2021, compared to $10.2 million for the three months ended March 31, 2020. This increase of $6.1 million, or 59%, was primarily attributable to $5.4 million in increased compensation and $1.1 million in increased insurance costs in connection with our operations as a public company, partially offset by $0.4 million in decreased marketing expenses.

Change in Fair Value of Contingent Consideration

For the three months ended March 31, 2021 and 2020, we recorded changes in fair value of contingent consideration of $1.2 million and $2.2 million, respectively, for the decrease in the fair value of the contingent consideration for the acquisition of Rhythm Xience.

Other Income (Expense)

Other expense, net was $1.3 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. This increase of $0.8 million was primarily attributable to a prior year change of $0.6 million in the fair value of the warrant liability.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents and marketable securities of $106.7 million and $139.8 million, respectively. For the three months ended March 31, 2021 and the year ended December 31, 2020, our net losses were $29.2 million and $102.0 million, respectively, and our net cash used in operating activities was $26.3 million and $85.2 million, respectively. We had an accumulated deficit of $390.2 million and $361.0 million as of March 31, 2021 and December 31, 2020, respectively.

Prior to our IPO in August 2020, our operations had been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness. On August 10, 2020, we issued 10,147,058 shares of common stock in our IPO, which included 1,323,529 shares of common stock issued upon the exercise in full by the underwriters of an option to purchase additional shares of our common stock, at the public offering price less underwriting discounts and commissions. The price to the public was $18.00 per share, for net proceeds to us of $166.3 million.

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

•	our ability to retain our current employees and the need and ability to hire additional management and sales, scientific and medical personnel;
•	the terms and timing of any collaboration, licensing or other arrangements that we have or may establish;
•	debt service requirements;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the impact of the COVID-19 pandemic.

Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include the potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory milestones and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020 and an additional $2.5 million in the first quarter of 2021 in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”)up to $10.0 million, of which $2.0 million has been paid as of March 31, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.

With the closing of our IPO, our current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, we will need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(26,273)	$(17,558)
Net cash provided by investing activities	12,172	31,717
Net cash used in financing activities	(2,378)	(2,584)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124)	(27)
Net change in cash, cash equivalents and restricted cash	$(16,603)	$11,548

Operating Activities

During the three months ended March 31, 2021, operating activities used $26.3 million of cash, an increase of $8.7 million from the three months ended March 31, 2020. This increase was attributable to higher net losses of $11.1 million and unfavorable changes in working capital of $1.9 million, partially offset by an increase in non-cash items of $4.3 million, including an increase in stock-based compensation expense of $1.2 million, an increase in the change in fair value of our contingent consideration of $1.1 million, an increase in depreciation expense of $0.8 million, and an increase in the fair value of warrant liability of $0.6 million.

Investing Activities

During the three months ended March 31, 2021, investing activities provided $12.2 million of cash, a decrease of $19.5 million from the three months ended March 31, 2020. This decrease was attributable to purchases of marketable securities of $9.1 million, an increase in purchases of property and equipment of $2.0 million, and a decrease from prior year of sales of marketable securities of $8.1 million, and a decrease in proceeds from maturities of marketable securities of $0.3 million.

Financing Activities

During the three months ended March 31, 2021, financing activities used $2.4 million of cash, a decrease of $0.2 million from the three months ended March 31, 2020. The decrease is primarily related to proceeds from stock option exercises of $0.2 million.

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice.

Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $15.0 million in additional cash earn out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020 and an additional $2.5 million in the first quarter of 2021 in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of March 31, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the three months ended March 31, 2021, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 19, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 19, 2021. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Recent Sales of Unregistered Securities.

None.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc.
(Registrant)

Date: May 12, 2021	By:	/s/ Vince Burgess
Vince Burgess
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ David H. Roman
David H. Roman
Chief Financial Officer
(Principal Financial Officer)