Form 10-Q
period 2021-06-30
Acutus Medical, Inc.
filed 2021-08-13
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-39430
__________________________________
ACUTUS MEDICAL, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	45-1306615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 Faraday Ave., Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (442) 232-6080
___________________________________________
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 9, 2021
Common Stock, $0.001 par value	34,607,593

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Recent Sales of Unregistered Securities	45

Item 6.	Exhibits	46

Signatures		47

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,127	$25,234
Marketable securities, short-term	73,894	105,839
Restricted cash	150	150
Accounts receivable	3,359	2,160
Inventory	14,663	12,958
Prepaid expenses and other current assets	2,859	5,047
Total current assets	102,052	151,388

Marketable securities, long-term	—	8,726
Property and equipment, net	15,335	12,356
Right-of-use assets, net	4,841	1,669
Intangible assets, net	5,333	5,653
Goodwill	12,026	12,026
Other assets	1,006	717
Total assets	$140,593	$192,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,794	$8,266
Accrued liabilities	8,908	7,308
Contingent consideration, short-term	2,700	5,400
Operating lease liabilities, short-term	454	933
Total current liabilities	17,856	21,907

Operating lease liabilities, long-term	4,798	1,134
Long-term debt	39,683	39,011
Contingent consideration, long-term	2,400	3,900
Total liabilities	64,737	65,952
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 28,211,626 and 27,991,425 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	494,595	487,290
Accumulated deficit	(418,923)	(361,015)
Accumulated other comprehensive income	156	280
Total stockholders' equity	75,856	126,583
Total liabilities and stockholders' equity	$140,593	$192,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)	(unaudited)		(unaudited)
Revenue	$4,709	$1,134	$8,300	$2,717

Costs and operating expenses:
Cost of products sold	7,492	2,663	14,447	5,857
Research and development	9,174	8,176	18,544	16,149
Selling, general and administrative	15,601	9,125	31,853	19,360
Change in fair value of contingent consideration	(258)	635	(1,411)	(1,584)
Total costs and operating expenses	32,009	20,599	63,433	39,782
Loss from operations	(27,300)	(19,465)	(55,133)	(37,065)

Other income (expense):
Change in fair value of warrant liability	—	(2,453)	—	(1,872)
Interest income	29	95	69	370
Interest expense	(1,456)	(1,370)	(2,844)	(2,724)
Total other expense, net	(1,427)	(3,728)	(2,775)	(4,226)
Loss before income taxes	(28,727)	(23,193)	(57,908)	(41,291)
Income tax benefit	—	—	—	—
Net loss	$(28,727)	$(23,193)	$(57,908)	$(41,291)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	4	(14)	10	(41)
Foreign currency translation adjustment	92	96	(134)	69
Comprehensive loss	$(28,631)	$(23,111)	$(58,032)	$(41,263)

Net loss per common share, basic and diluted	$(1.02)	$(32.24)	$(2.06)	$(58.16)
Weighted average shares outstanding, basic and diluted	28,152,305	719,421	28,092,329	709,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2021

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021 (unaudited)	28,113,165	$28	$490,369	$(390,196)	$60	$100,261
Unrealized gain on marketable securities	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	92	92
Stock option exercises	71,460	—	450	—	—	450
Stock-based compensation	43	—	3,776	—	—	3,776
Issuance of common stock for cashless warrant exercise	26,958	—	—	—	—	—
Net loss	—	—	—	(28,727)	—	(28,727)
Balance as of June 30, 2021 (unaudited)	28,211,626	$28	$494,595	$(418,923)	$156	$75,856
For the Three Months Ended June 30, 2020

(in thousands, except share amounts)	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2020 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,593,360	$142,236	710,841	$1	$34,993	$(277,132)	$(84)	$(242,222)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	96	96
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,157	—	—	1,157
Stock option exercises	—	—	—	—	—	—	—	—	64,562	—	205	—	—	205
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,193)	—	(23,193)
Balance as of June 30, 2020 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,593,360	$142,236	775,403	$1	$36,355	$(300,325)	$(2)	$(263,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2021

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	27,991,425	$28	$487,290	$(361,015)	$280	$126,583
Unrealized gain on marketable securities	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	(134)	(134)
Stock option exercises	98,969	—	619	—	—	619
Stock-based compensation	94,274	—	6,686	—	—	6,686
Issuance of common stock for cashless warrant exercise	26,958	—	—	—	—	—
Net loss	—	—	—	(57,908)	—	(57,908)
Balance as of June 30, 2021 (unaudited)	28,211,626	$28	$494,595	$(418,923)	$156	$75,856
For the Six Months Ended June 30, 2020

(in thousands, except share amounts)	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,039	695,902	$1	$33,252	$(259,034)	$(30)	$(225,811)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(41)	(41)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	69	69
Issuance of Series D convertible preferred stock for the Biotronik Asset Purchase	—	—	—	—	—	—	273,070	5,000	—	—	—	—	—	—
Issuance of Series D convertible-preferred stock for the contingent consideration related to the Rhythm Xience Acquisition	—	—	—	—	—	—	119,993	2,197	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	64,562	—	205	—	—	205
Stock-based compensation	—	—	—	—	—	—	—	—	14,939	—	2,898	—	—	2,898
Net loss	—	—	—	—	—	—	—	—	—	—	—	(41,291)	—	(41,291)
Balance as of June 30, 2020 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,593,360	$142,236	775,403	$1	$36,355	$(300,325)	$(2)	$(263,971)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(57,908)	$(41,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,747	978
Amortization of intangible assets	320	220
Stock-based compensation expense	6,686	2,898
Amortization of premiums on marketable securities, net	797	5
Amortization of debt issuance costs	672	314
Amortization of right-of-use assets	343	336
Change in fair value of warrant liability	—	1,872
Change in fair value of contingent consideration	(1,411)	(1,584)
Changes in operating assets and liabilities:
Accounts receivable	(1,199)	(597)
Inventory	(1,705)	(3,616)
Prepaid expenses and other current assets	2,501	666
Other assets	(289)	8
Accounts payable	(2,727)	5,286
Accrued liabilities	1,600	155
Operating lease liabilities	(342)	(411)
Net cash used in operating activities	(49,915)	(34,761)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(9,134)	—
Sales of available-for-sale marketable securities	4,590	17,095
Maturities of available-for-sale marketable securities	44,407	40,000
Purchases of property and equipment	(5,841)	(4,445)
Net cash provided by investing activities	34,022	52,650

Cash flows from financing activities
Payment of deferred offering costs	(10)	(701)
Payment of contingent consideration	(2,758)	(2,619)
Proceeds from stock options exercises	619	205
Net cash used in financing activities	(2,149)	(3,115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	69
Net change in cash, cash equivalents and restricted cash	(18,107)	14,843
Cash, cash equivalents and restricted cash, at the beginning of the period	25,384	9,602
Cash, cash equivalents and restricted cash, at the end of the period	$7,277	$24,445

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$—
Cash paid for interest	$2,263	$2,376
Supplemental disclosure of noncash investing and financing activities:
Issuance of Series D convertible preferred stock for Biotronik asset purchase	$—	$5,000
Issuance of Series D convertible preferred stock for Rhythm Xience Acquisition	$—	$2,197
Change in unrealized (gain) loss on marketable securities	$(10)	$41
Right-of-use assets exchanged for operating lease liabilities	$3,527	$—
Unpaid purchases of property and equipment	$58	$55
Unpaid deferred offering costs	$313	$1,805
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
Public Offering
In July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00 for approximately $82.7 million in net proceeds to the Company.
Going Concern, Liquidity and Capital Resources
The Company has limited revenue, has incurred operating losses since inception and expects to continue to incur significant operating losses for at least the next several years and may never become profitable. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $418.9 million and $361.0 million, respectively, and working capital of $84.2 million and $129.5 million, respectively. The Company has historically funded its operations primarily through the sale of debt and equity securities, as well as other indebtedness. With the closing of the Company’s initial public offering (“IPO”) in August 2020 and secondary offering in July 2021, the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, the Company may need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.
Impact of COVID-19
Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact the Company's business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. The Company's primary operations are located in Carlsbad, California. As a result of such order, the majority of the Company’s employees have telecommuted, which may impact certain of its operations over the near term and long term. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted the Company’s ability to install its AcQMap consoles and workstations in new accounts and for sales representatives and mappers to promote the use of the Company’s products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using the Company's products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and the Company believes enrollment timing in its planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to the business due to COVID-19, the Company enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). The effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020. The Company’s IPO in August 2020 provided resources sufficient to restore compensation reductions to pre-COVID levels, as well as to restart hiring and capital expenditures in support of its growth. Over the past 12-months, the Company has continued to observe intermittent suspension of many elective procedures associated with the resurgence of COVID-19 in geographies where it sells, markets and distributes its products. Access restrictions in certain hospitals have slowed the Company’s ability to install its AcQMap consoles and workstations in new accounts and for sales representatives and mappers to promote the use of its products with physicians. In addition, the impact of COVID-19 has varied by region and by healthcare facility, making the Company’s ability to forecast the sustained impact on its business from COVID-19. The Company continues to see intermittent suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using its products. The magnitude of the impact of the COVID-19 pandemic on productivity, results of operations and financial position, and its disruption to the Company’s business and clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on the Company’s ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, the Company’s third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt the Company’s supply chain. The markets the Company serves are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact the Company’s business.
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
Use of Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and disclosures of contingent assets and liabilities. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements include, but are not limited to, revenue recognition, useful lives of intangible assets, assessment of impairment of goodwill, measurement of operating lease liabilities, and the fair value of common stock, stock options, warrants, intangible assets, contingent consideration and goodwill. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of June 30, 2021 and December 31, 2020, exceeded federally insured limits.
Restricted cash serves as collateral for the Company’s corporate credit card program. The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Cash and cash equivalents	$7,127	$25,234
Restricted cash	150	150
Total cash, cash equivalents and restricted cash	$7,277	$25,384
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020.
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
The Company places its medical diagnostic equipment, AcQMap System, at customer sites under evaluation agreements and generates revenue from the sale of disposable products used with the AcQMap System. Disposable products include AcQMap Catheters and AcQGuide Steerable Sheaths. The Company provides the disposable products in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposables at the agreed upon prices in the invoice. Generally, customers purchase disposable products using separate purchase orders after the equipment has been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. The Company also sells the AcQMap System to customers along with software updates on a when-and-if-available basis and equipment service. The Company has elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.
The Company also enters into deferred equipment agreements that are generally structured such that the Company agrees to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranges from two to four years. The Company determined that the deferred equipment agreements include embedded sales-type leases. The Company allocates contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. The Company expenses the cost of the device at the inception of the agreement and records a financial lease asset equal to the gross consideration allocated to the lease. The lease asset will be reduced by payments for minimum disposable purchases that are allocated to the lease.
The Company’s contracts primarily include fixed consideration. Generally, there are no discounts, rebates, returns or other forms of variable consideration. Customers are generally required to pay within 30 to 60 days.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of June 30, 2021 and December 31, 2020.
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
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Acutus Direct
Disposables	$2,816	$899	$4,599	$1,919
Systems	672	—	1,285	520
Service/Other	33	12	68	18
Total Acutus direct revenue	3,521	911	5,952	2,457
Distribution agreements	1,188	223	2,348	260
Total revenue	$4,709	$1,134	$8,300	$2,717
The following table provides revenue by geographic location for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Acutus Direct
United States	$2,344	$544	$3,812	$1,313
Europe	1,177	367	2,140	1,144
Total Acutus direct revenue	3,521	911	5,952	2,457
Distribution Agreements
United States	143	15	256	15
Europe	1,045	208	2,092	245
Total revenue through distribution agreements	1,188	223	2,348	260
Total revenue	$4,709	$1,134	$8,300	$2,717
Inventory
Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of $0.1 million for both of the three months ended June 30, 2021 and 2020, and $0.9 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of June 30, 2021 and December 31, 2020.

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
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. For the six months ended June 30, 2021, the qualitative testing did not indicate any impairment for the carrying amount of goodwill.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and six months ended June 30, 2021 and 2020, the Company determined that there was no impairment of property and equipment or intangible assets.
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
In April 2021, the Company and Biotronik entered into a Feasibility and Development Agreement to pursue the development of hardware, software and IT infrastructure to implement the Qubic Connect System ("QBS"). The QBS will allow data transfer from multiple diagnostic and therapeutic medical products during an electrophysiology procedure to be aggregated and analyzed for the purposes of designing improved treatment protocols.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021 and December 31, 2020, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments.
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measured as of June 30, 2021
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$4,821	$—	$—	$4,821
Marketable securities at fair value
Corporate debt securities	—	24,854	—	24,854
U.S. treasury securities	—	20,273	—	20,273
Commercial paper	—	22,191	—	22,191
Asset-backed securities	—	6,576	—	6,576
Total fair value	$4,821	$73,894	$—	$78,715

Liabilities included in:
Contingent consideration	$—	$—	$5,100	$5,100
Total fair value	$—	$—	$5,100	$5,100

	Fair Value Measured as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets included in:
Cash and cash equivalents
Money market securities	$19,070	$—	$—	$19,070
Marketable securities at fair value
Corporate debt securities	—	31,353	—	31,353
U.S. treasury securities	—	20,531	—	20,531
Commercial paper	—	53,955	—	53,955
Asset-backed securities	—	8,726	—	8,726
Total fair value	$19,070	$114,565	$—	$133,635

Liabilities included in:
Contingent consideration	$—	$—	$9,300	$9,300
Total fair value	$—	$—	$9,300	$9,300
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
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021 (in thousands):

Contingent Consideration
Balance, December 31, 2020	$9,300
Payment of contingent consideration	(2,758)
Escrow release(1)	(31)
Change in fair value	(1,411)
Balance, June 30, 2021 (unaudited)	$5,100
(1) As part of the Rhythm Xience acquisition (see Note 3), the first $0.5 million earned related to revenue success payments was paid at the end of the first month following the end in which the revenue success payments were earned, into an escrow account until the expiration of an additional 18 month hold-back period commencing with the end of the quarter during which such revenue success payment amounts were earned. Amounts noted above were released from the escrow account.
Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The fair value of the contingent consideration from the acquisition of Rhythm Xience (see Note 3) represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate and (iv) expected volatility of earnings. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Risk-free interest rate	0.30%	0.20%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	21.2%	17.2%
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

Warrant Liability
The Company accounted for certain common stock warrants and convertible preferred stock warrants outstanding as a liability, in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), at fair value. This liability was subject to re-measurement at each reporting period and upon conversion to equity-classified warrants, and any change in fair value was recognized in the condensed consolidated statements of operations and comprehensive loss. In connection with the IPO on August 10, 2020, the common stock warrants and convertible preferred stock warrants that had been liability-classified were automatically converted into an equal number of warrants to purchase common stock and became equity-classified. The fair value of the outstanding liability on the conversion date was reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet.
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
In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and has yet to elect an adoption date.

In April 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which provides clarification on how to account for a modification or exchange of free-standing equity-classified written call options that remain equity classified after the modification or exchange. This ASU is effective for smaller reporting companies in 2022. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3—Asset Acquisition and Business Combination
Biotronik Asset Acquisition
In July 2019, the Company entered into a License and Distribution Agreement with Biotronik and VascoMed GmbH (the “Biotronik Parties”) to obtain certain licenses to the Biotronik Parties’ patents, whereby the Company acquired certain manufacturing equipment and obtained from the Biotronik Parties a license under certain patents and technology to develop, commercialize, distribute and manufacture the AcQBlate Force ablation catheters and Qubic Force device (the “Biotronik Asset Acquisition"). In exchange for the rights granted to the Company, the Company made cash payments totaling $10.0 million during the year ended December 31, 2019, and issued 273,070 shares of Series D convertible preferred stock valued at $5.0 million during the three months ended March 31, 2020. The implied value of $5.0 million was recorded as an accrued liability as of December 31, 2019. In accordance with ASC 805, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expense—licensed acquired in the condensed consolidated statement of operations and comprehensive loss in July 2019.
Additional contingent milestone payments of up to $10.0 million, of which $2.0 million has been paid as of June 30, 2021, are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first force sensing ablation catheter within the licensed product line, the Company will also make per unit royalty payments. The Company determined that the remaining $8.0 million contingent milestone and royalty payments are not probable and estimable and therefore have not been recorded as a liability as of June 30, 2021 and December 31, 2020. Upon regulatory approval in December 2020 of the Company’s force sensing ablation catheter in Europe, the $2.0 million milestone was capitalized and is being amortized, and the royalty payments are recorded as cost of products sold as sales of catheters are recognized.
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
As part of the Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the acquisition date. During the year ended December 31, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the six months ended June 30, 2021, the Company paid an additional $2.8 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. Additionally, the Company recorded a $0.3 million decrease and $0.6 million increase for the three months ended June 30, 2021 and 2020, respectively, and a $1.4 million and $1.6 million decrease to the fair value of the contingent consideration liability for the six months ended June 30, 2021 and 2020, respectively, which is included in change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, the contingent consideration liability of $5.1 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain additional regulatory approval milestones and revenue milestones are achieved.
For the three and six months ended June 30, 2021 and 2020, no acquisition costs were incurred or recorded.

Note 4—Marketable Securities
Marketable securities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$24,855	$—	$(1)	$24,854
U.S. treasury securities	20,270	3	—	20,273
Commercial paper	22,191	—	—	22,191
Asset-backed securities	6,576	—	—	6,576
Total available-for-sale securities	$73,892	$3	$(1)	$73,894

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$31,359	$—	$(6)	$31,353
U.S. treasury securities	20,533	—	(2)	20,531
Commercial paper	53,955	—	—	53,955
Total available-for-sale securities - short-term	105,847	—	(8)	105,839

Asset-backed securities, long-term	8,726	—	—	8,726
Total available-for-sale securities	$114,573	$—	$(8)	$114,565
As of June 30, 2021, the Company’s available-for-sale securities classified as short-term of $73.9 million mature in one year or less. As of December 31, 2020, the Company’s available-for-sale securities classified as short-term of $105.8 million mature in one year or less and the available-for-sale securities classified as long-term of $8.7 million mature within two years.
Note 5—Inventory
Inventory as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$6,469	$7,960
Work in process	2,322	1,267
Finished goods	5,872	3,731
Total inventory	$14,663	$12,958
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to sales-type leases for the three and six months ended June 30, 2021 was $0.3 million and $1.2 million, respectively, and is included within revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. There was no lease revenue for the three and six months ended June 30, 2020. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company has a short-term lease receivable of $0.5 million and $0.4 million included in prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020, respectively. The Company has a long-term lease receivable of $0.7 million and $0.4 million included in other assets as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, estimated future maturities of sales-type lease receivables for each of the following years are as follows (in thousands):

Six months ending December 31, 2021	$255
Year ending December 31, 2022	477
Year ending December 31, 2023	236
Year ending December 31, 2024	161
Year ending December 31, 2025	69
Lease receivable	$1,198

Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Medical diagnostic equipment	$16,636	$13,242
Furniture and fixtures	426	388
Office equipment	1,539	1,392
Laboratory equipment and software	4,289	3,491
Leasehold improvements	589	608
Construction in process	1,573	468
Total property and equipment	25,052	19,589
Less: accumulated depreciation	(9,717)	(7,233)
Property and equipment, net	$15,335	$12,356
Property and equipment includes certain medical diagnostic equipment, including AcQMap Systems, located at customer premises under evaluation agreements. The Company retains the ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations.
Depreciation expense was $1.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $2.7 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.
Note 8—Goodwill and Intangible Assets
The table below summarizes goodwill and intangible assets activities as of June 30, 2021 and December 31, 2020 (in thousands):

	Goodwill	Intangible Assets
Balance, December 31, 2020	$12,026	$5,653
Amortization expense	—	(320)
Balance, June 30, 2021 (unaudited)	$12,026	$5,333

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	June 30, 2021
					(unaudited)
Developed technology	10.0	8.1	$4,200	$(810)	$3,390
Customer-related intangible	5.0	3.0	100	(40)	60
Licensed intangibles	10.0	9.4	2,000	(117)	1,883
Total			$6,300	$(967)	$5,333

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2020
Developed technology	10.0	8.6	$4,200	$(600)	$3,600
Customer-related intangible	5.0	3.5	100	(30)	70
Licensed intangibles	10.0	9.9	2,000	(17)	1,983
Total			$6,300	$(647)	$5,653
Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
The following table shows the remaining amortization expense associated with amortizable intangible assets as of June 30, 2021 (in thousands):

	Developed Technology	Customer- Related Intangible	Licensed Intangibles	Total Amortization
Six months ending December 31, 2021	$210	$10	$100	$320
Year ending December 31, 2022	420	20	200	640
Year ending December 31, 2023	420	20	200	640
Year ending December 31, 2024	420	10	200	630
Year ending December 31, 2025	420	—	200	620
Thereafter	1,500	—	983	2,483
Total	$3,390	$60	$1,883	$5,333

Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Compensation and related expenses	$6,806	$6,250
Professional fees	447	120
Deferred revenue	304	301
Sales and use tax	218	169
Clinical studies	520	91
Other	613	377
Total accrued liabilities	$8,908	$7,308

Note 10—Debt
Outstanding debt as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
2019 Credit Agreement (1)	$44,550	$44,550
Total debt, gross	44,550	44,550
Less: Unamortized debt discount and fees	(4,867)	(5,539)
Total long-term debt	$39,683	$39,011
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

The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contains customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but does not include any financial covenants, other than a minimum liquidity requirement. As of June 30, 2021, the Company was in compliance with all such covenants.
Note 11—Operating Leases
The Company leases approximately 50,800 square feet of office space for its corporate headquarters and manufacturing facility in Carlsbad, California under a noncancelable operating lease that expires on December 31, 2027. The lease is subject to variable charges for common area maintenance and other costs that are determined annually based on actual costs. The base rent is subject to an annual increase each year. The Company has a renewal option for an additional five-year term upon the expiration date of the lease, which has been excluded from the calculation of the right-of-use asset as it is not reasonably certain to be exercised.
The Company also leases approximately 3,900 square feet of office space in Zaventem, Belgium under a noncancelable operating lease that expires on December 31, 2024. The lease is subject to variable charges that are determined annually for common area maintenance and other costs based on actual costs, and base rent is subject to an annual increase each year based on an index rate. The Company has a renewal option for an additional three-year term upon the expiration date of the lease, which has been included in the calculation of the right-of-use asset as it is reasonably certain to be exercised.
The following table summarizes quantitative information about the Company’s operating leases for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)
Operating cash flows from operating leases	$439	$507
Weighted average remaining lease term – operating leases (in years)	3.9	1.8
Weighted average discount rate – operating leases	7.0%	7.0%
The following table provides the components of the Company’s lease cost (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$237	$216	$454	$432
Variable lease cost	77	92	160	165
Total rent expense	$314	$308	$614	$597
As of June 30, 2021, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Six months ending December 31, 2021	$433
Year ending December 31, 2022	897
Year ending December 31, 2023	1,129
Year ending December 31, 2024	1,161
Year ending December 31, 2025	1,151
Thereafter	2,406
Total	7,177
Less: present value discount	(1,925)
Operating lease liabilities	$5,252

Note 12—Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Note 13—Warrants
As of June 30, 2021 and December 31, 2020, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise (After Conversion)	Exercise Price	Expiration Date	June 30, 2021	December 31, 2020
				(unaudited)
Warrants issued in 2015	Common stock	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	Common stock	$0.10	6/7/28	346,689	373,810
Warrants issued with 2018 Term Loan	Common stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common stock	$16.67	5/20/29	419,992	419,992
Total Warrants				797,487	824,608
The Company’s warrant activity for the six months ended June 30, 2021 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance - December 31, 2020	824,608	$9.10	7.9
Exercised	(27,121)	0.10	6.9
Balance - June 30, 2021	797,487	$9.41	7.4
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
Prior to the IPO, in accordance with ASC 815, other than the warrants issued in 2015, the warrants were recorded as liabilities at fair value at the issuance date. Changes in the fair value were recognized in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. On August 10. 2020, in connection with the closing of the IPO, the warrants recorded as liabilities no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability of $14.5 million was reclassified to stockholders’ equity in the condensed consolidated balance sheet.
Warrants Classified as Equity
In accordance with ASC 815, the warrants issued in 2015 do not meet the definition of a derivative and are classified in stockholders’ equity in the condensed consolidated balance sheets.

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
Redemption
The convertible preferred stock was not unconditionally redeemable at the option of the holder thereof. However, the convertible preferred stock was contingently redeemable upon certain liquidation events. As redemption by the holders was not solely within the control of the Company, all of the outstanding convertible preferred stock was classified as temporary equity in the condensed consolidated balance sheet, prior to the conversion to common stock on August 10, 2020.
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
As long as any shares of Series D convertible preferred stock were outstanding, the holders of such shares of Series D convertible preferred stock (voting exclusively as a separate series) were entitled to elect one director. As long as any shares of Series C convertible preferred stock were outstanding, the holders of such shares of Series C convertible preferred stock (voting exclusively as a separate series) were entitled to elect three directors. As long as any shares of Series A convertible preferred stock or Series B convertible preferred stock were outstanding, the holders of such shares (voting together as a single class and not as separate series, and on an as converted basis) were entitled to elect four directors. The holders of outstanding common stock were entitled to elect one director. The holders of convertible preferred stock and common stock (voting together as a single class and not as separate series, and on an as converted basis) were entitled to elect any remaining directors.
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
During the six months ended June 30, 2021 and 2020, stock options to acquire 98,969 shares and 64,562 shares were exercised for shares of common stock. The Company received $0.6 million and $0.2 million for the exercise price of the stock options for the six months ended June 30, 2021 and 2020, respectively.
Note 16—Stock-Based Compensation
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”) which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of June 30, 2021, 3,313,017 shares of common stock were authorized for issuance under the 2020 Plan and 807,610 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of June 30, 2021, 2,553,536 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.
Stock Options
The stock options generally vest over four years and have a ten years contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company's common stock became publicly traded in August 2020 and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the

U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following assumptions were used to estimate the fair value of stock options for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Risk-free interest rate	0.76% - 1.39%	0.90%
Expected dividend yield	—	—
Expected term in years	7.0	7.0
Expected volatility	60.0% - 84.0%	70.0%
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,403,607	$13.32	8.1	$52,866
Options granted	940,406	14.10
Options exercised	(98,969)	6.25		$2,010
Options forfeited	(52,472)	17.32
Outstanding as of June 30, 2021	4,192,572	$13.62	8.1	$15,964
Options vested and exercisable as of June 30, 2021 (unaudited)	1,625,259	$10.61	6.6	$10,480
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s stock on the last day of the fiscal period, which was $16.98 and $28.81 as of June 30, 2021 and December 31, 2020, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the six months ended June 30, 2021 was $9.29. As of June 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $36.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
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

The Company’s PSU and RSU activity for the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	545,466	$16.53
Granted	484,468	14.25
Forfeited	(28,495)	17.84
Vested	(94,119)	13.38
Unvested as of June 30, 2021 (unaudited)	907,320	$15.60
Restricted Stock
The Company’s RSA activity for the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	—	$—
Granted	186	14.75
Vested	(186)	14.75
Unvested as of June 30, 2021 (unaudited)	—	$—
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs and RSAs recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of products sold	$204	$58	$347	$166
Research and development	598	167	1,015	378
Selling, general and administrative	2,861	932	5,129	2,354
Total stock-based compensation	$3,663	$1,157	$6,491	$2,898
Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which permits employees to purchase shares of the Company’s common stock, became effective on August 10, 2020 and 387,063 shares of common stock were authorized for sale under the 2020 ESPP.
The 2020 ESPP will be implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year and terminating on the last trading day on or before July 31 and January 31, respectively. The first offering period began on February 1, 2021. On each purchase date, which falls on the last date of each offering period, 2020 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the 2020 ESPP are subject to the determinations of the Compensation Committee of the Company’s Board of Directors, in its sole discretion.
The fair value of the 2020 ESPP shares is estimated using the Black-Scholes option pricing model. The Company recorded $0.1 million and $0.2 million of stock-based compensation expense related to the 2020 ESPP for the three and six months ended June 30, 2021, respectively. No expense was recorded for the three or six months ended June 30, 2020.

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Six Months Ended June 30,
Shares issuable upon:	2021	2020
	(unaudited)
Conversion of Series A preferred stock	—	391,210
Conversion of Series B preferred stock	—	3,088,444
Conversion of Series C preferred stock	—	4,499,921
Conversion of Series D preferred stock	—	8,593,360
Exercise of stock options	4,192,572	2,596,087
Exercise of common stock warrants	797,487	509,562
Exercise of preferred stock warrants	—	446,990
Vesting of PSUs and RSUs	907,320	—
Total	5,897,379	20,125,574

Note 18—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company did not provide any contributions to the 401(k) retirement savings plan for the three and six months ended June 30, 2021 and 2020.
Note 19—Related Party Transactions
The Company licenses certain patent rights from a former director and shareholder. The license agreement provides for royalty payments to the shareholder of 3% of net product sales, as defined in the agreement. Royalties earned prior to the director’s resignation were less than $0.1 million for each of the three and six months ended June 30, 2020. Additionally, the former director and shareholder also works for one of the Company’s customers and can significantly influence the customer to purchase the Company’s product. Prior to the director’s resignation, the Company recorded sales to this customer of $0.2 million and $0.5 million for the three and six and months ended June 30, 2020, respectively.
The Company has a consulting agreement with a director and chairman of the Company’s board of directors. The Company recorded less than $0.1 million in SG&A expense in the condensed consolidated statements of operations and comprehensive loss for the consulting services for each of the three and six months ended June 30, 2021 and 2020.
Multiple preferred stock shareholders entered into the 2018 and 2019 Convertible Notes that also contained detached warrants. Additionally, Orbimed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million, with $40.0 million being drawn as of June 30, 2021 and December 31, 2020. The Company recorded $1.4 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.7 million for each of the six months ended June 30, 2021 and 2020, in interest expense related to these debt agreements.

Note 20—Subsequent Events
The Company has completed an evaluation of all subsequent events through August 12, 2021 to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.
Public Offering
In July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00 for approximately $82.7 million in net proceeds to the Company.
Exchange Agreements

On July 11, 2021, the Company entered into a letter agreement with each of Deerfield Partners, L.P. and Deerfield Private Design Fund III, L.P. (collectively, “Deerfield”) and OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP (collectively, “OrbiMed”), pursuant to which, within 30 days following and contingent upon the completion of the public offering, each of Deerfield and OrbiMed agreed to negotiate, enter into and consummate exchanges, pursuant to exchange agreements, which would provide, among other things, for the exchange of all of the Company’s common stock held by Deerfield and OrbiMed (including any shares of common stock purchased in the Company’s secondary offering), other than such number of shares of common stock representing 9.5% of the outstanding shares of the Company’s common stock held by each of Deerfield and OrbiMed, for newly issued shares of a new series of the Company’s preferred stock to be designated as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), which would be substantially equivalent to the Company’s common stock except that it would have no voting rights (subject to limited exceptions), would be subject to a beneficial ownership limitation of 4.9% of the Company’s outstanding common stock for each of Deerfield and OrbiMed and would have a liquidation preference of $0.001 per share of Series A Preferred Stock.

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

For the six months ended June 30, 2021 and 2020, we generated revenue of $8.3 million and $2.7 million, respectively, of which 51%, was from customers located outside of the United States for both periods. Since our inception, we have generated significant losses. Our net loss was $57.9 million and $41.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $418.9 million and $361.0 million, respectively, and working capital of $84.2 million and $129.5 million, respectively. Prior to our initial public offering (“IPO”) on August 10, 2020, our operations have been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.
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
Installed Base
Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. We believe our installed base is one of the key indicators of our ability to drive customer adoption of our products. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of June 30, 2021 and 2020 is set forth in the table below:

	As of June 30,
	2021	2020
	(unaudited)
Acutus Direct
US	42	20
Europe	18	18
Total Acutus Direct	60	38

Biotronik	10	—
Total installed base	70	38

Our net increase in installed base for the three and six months ended June 30, 2021 and 2020, exclusive of transfers between Acutus and Biotronik, is set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Acutus Direct
US	3	7	5	10
Europe	2	—	4	1
Total Acutus Direct	5	7	9	11

Net systems to Biotronik	3	—	3	—
Total net system placements	8	7	12	11
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
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, or that we expect to impact, our results of operations and growth. These factors include:
•Market Acceptance. The growth of our business will depend substantially on our ability to increase our installed base. Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Our ability to increase our installed base will depend on our ability to gain broader acceptance of our AcQMap System by continuing to make physicians and other hospital staff aware of the benefits of the AcQMap System, thereby generating increased demand for system installations and the frequency of use of our disposable products. Although we are attempting to increase our installed base through our established relationships and focused sales efforts, we cannot provide assurance that our efforts will be successful.
•Commercial Organization Size and Effectiveness. As of June 30, 2021, our commercial organization consisted of 80 individuals with substantial applicable medical device, sales and clinical experience, including sales managers, sales representatives and mappers. We intend to continue to make significant investments in our commercial organization by increasing the number of our sales representatives, sales managers and mappers, as well as by expanding our global marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth or our costs incurred in anticipation of such growth.
•Strategic Partnerships and Acquisitions. We have in the past, and may in the future, enter into strategic partnerships and acquire complementary businesses, products or technologies. For example, we have entered into strategic partnerships with Innovative Health and Stereotaxis and, most recently, we entered into our Global Alliance for Electrophysiology with Biotronik in May 2020. In addition, we added an integrated family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience in June 2019 and acquired our AcQBlate Force Sensing Ablation System from Biotronik in July 2019. Our strategic partnerships and acquisitions have helped us establish a global sales presence delivering a broad portfolio of highly differentiated electrophysiology products. Our ability to grow our revenue will depend substantially on our ability to leverage our strategic partnerships and acquisitions to achieve distribution at a global scale, broaden our product portfolio and enable and accelerate global connectivity.
•Continued Investment in Innovation. Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. In 2020, research and development continued to provide both new products as well as generational improvements to the current product lines through the release of five major versions of software, six disposable products including our first therapy device, and a significant improvement to our mapping system hardware. Additionally, research efforts evolved into development projects for advanced therapies, improved navigational accuracy, and enhanced mapping capabilities. We expect our research and development expenditures to increase as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as potentially licensing or acquiring technology from third parties. For example, in April 2021, the Company and Biotronik entered into a Feasibility and Development Agreement to pursue the development of hardware, software and IT infrastructure to implement the Qubic Connect System. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. Introducing additional, innovative products is also expected to help support our existing installed base and help drive demand for additional installations of our system. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly relative to their perceived benefit, we may not be successful. Moreover, as cost of products sold, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
•Product and Geographic Mix; Timing. Our financial results, including our gross margins, may fluctuate from period to period due to a variety of factors, including: average selling prices; production volumes; the cost of direct materials; the timing of customer orders or medical procedures and the timing and number of system installations; the number of available selling days in a particular period, which can be impacted by a number of factors such as holidays or days of severe inclement weather in a particular geography; the mix of products sold and the geographic mix of where products are sold; the level of reimbursement available for our products; discounting practices; manufacturing costs; product yields; headcount; and cost-reduction strategies. For example, gross margins on the sale of our products by our direct selling organization in the United States and Western Europe are higher than gross margins on the sale of our products by Biotronik in other parts of the world. Moreover, gross margins on the sale of our proprietary products are generally higher than gross margins on the sale of products we source through our strategic partnerships with third parties. Future selling prices and gross margins for our products may fluctuate due to a variety of other factors, including the introduction by others of competing products or the attempted integration by third parties of capabilities similar to ours into their existing products. We aim to mitigate downward pressure on our selling prices by increasing the value proposition offered by our products through innovation. While we have not yet experienced significant seasonality in our results, it is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season.
•Regulatory Approvals/Clearances and Timing and Efficiency of New Product Introductions. In May 2021, we received FDA approval to initial an atrial fibrillation investigational device exemption trial in the United States with the AcQBlate Force Sensing Ablation System. Additionally, we received CE Mark approval for a broad suite of electrophysiology products that includes the AcQCross family of universal transseptal crossing devices, the next-generation AcQGuide MAX and AcQGuide VUE large bore delivery sheaths and the next-generation AcQMap mapping catheter in May 2021. We also received FDA clearance of our AcQCross family of universal transseptal crossing devices in April 2021. Further, we received CE Mark in December 2020 in Europe for the use of our AcQBlate Force Sensing Ablation System and are seeking FDA Premarket Approval for this system in the United States, as well as regulatory clearance or approval of our other pipeline products in the United States and in international markets. Our ability to grow our revenue will depend on our obtaining necessary regulatory approvals or clearances for our products. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our results of operations.
•Competition. Our industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our most significant competitors are large, well-capitalized companies. We must continue to successfully compete considering our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who could use our products. Publications of clinical results by us, our competitors and other third parties can also have a significant influence on whether, and the degree to which, we are able to gain market share and increase utilization of our products.

•COVID-19 Pandemic. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in Carlsbad, California. As a result of such order, the majority of our employees have telecommuted, which may impact certain of our operations over the near term and long term. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using our products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and we believe enrollment timing in our planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to our business due to COVID-19, we enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). The effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020. Our IPO in August 2020 provided resources sufficient to restore compensation reductions to pre-COVID levels, as well as to restart hiring and capital expenditures in support of our growth. Over the past 12-months, we have continued to observe intermittent suspension of many elective procedures associated with the resurgence of COVID-19 in geographies where we sell, market and distribute our products. Access restrictions in certain hospitals have slowed our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. In addition, the impact of COVID-19 has varied by region and by healthcare facility, making our ability to forecast the sustained impact on our business from COVID-19. We continue to see intermittent suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using our products. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. The markets we serve are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.
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
Components of Results of Operations
Revenue
Our revenue consists of: (i) revenue from the sale of our disposable products; (ii) systems; and (iii) service/other revenue. In the United States and select markets in Western Europe where we have developed a direct selling presence, we install our AcQMap console and workstation with our customer accounts and then generate revenue from the sale of our disposable products to these accounts for use with our system. We also generate revenue from the direct sale of our AcQMap console into hospital accounts as well as revenue through long-term customer commitments on disposable purchases. In other international markets, we leverage our partnership with Biotronik to install our AcQMap console and workstation with customer accounts and then generate revenue from Biotronik’s sale of our disposable products to these accounts for use with our system. Our currently marketed disposable products include access sheaths, transseptal crossing tools, diagnostic and mapping catheters, ablation catheters and accessories.
For each of the six months ended June 30, 2021 and 2020, approximately 51% of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.
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
Other Income (Expense)
Change in Fair Value of Warrant Liability
We accounted for certain of our freestanding warrants to purchase shares of our common stock and preferred stock as liabilities at fair value. On August 10, 2020, in connection with the closing of our IPO, the warrants no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability was reclassified to stockholders’ equity in the condensed consolidated balance sheet.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense
Interest expense primarily relates to our credit agreement with Orbimed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. (the “2019 Credit Agreement”).
Results of Operations for the Three Months Ended June 30, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
	(unaudited)
Revenue(1)	$4,709	$1,134	$3,575	315%
Costs and operating expenses:
Costs of products sold(2)	7,492	2,663	4,829	181%
Research and development(2)	9,174	8,176	998	12%
Selling, general and administrative(2)	15,601	9,125	6,476	71%
Change in fair value of contingent consideration	(258)	635	(893)	(141)%
Total costs and operating expenses	32,009	20,599	11,410	55%
Loss from operations	(27,300)	(19,465)	(7,835)	40%
Other income (expense):
Change in fair value of warrant liability	—	(2,453)	2,453	*
Interest income	29	95	(66)	(69)%
Interest expense	(1,456)	(1,370)	(86)	6%
Total other expense, net	(1,427)	(3,728)	2,301	(62)%
Net loss	$(28,727)	$(23,193)	$(5,534)	24%
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	4	(14)	18	*
Foreign currency translation adjustment	92	96	(4)	(4)%
Comprehensive loss	$(28,631)	$(23,111)	$(5,520)	24%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Acutus Direct
Disposables	$2,816	$899
Systems	672	—
Service/Other	33	12
Total Acutus direct revenue	3,521	911
Distribution agreements	1,188	223
Total revenue	$4,709	$1,134

The following table provides revenue by geographic location for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Acutus Direct
United States	$2,344	$544
Europe	1,177	367
Total Acutus direct revenue	3,521	911
Distribution Agreements
United States	143	15
Europe	1,045	208
Total revenue through distribution agreements	1,188	223
Total revenue	$4,709	$1,134
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Cost of products sold	$223	$58
Research and development	630	167
Selling, general and administrative	2,923	932
Total stock-based compensation	$3,776	$1,157
Revenue
Revenue was $4.7 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2020. This increase of $3.6 million, or 315%, was primarily attributable to a $2.2 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and a $1.0 million increase in AcQMap System sales.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $7.5 million for the three months ended June 30, 2021, compared to $2.7 million for the three months ended June 30, 2020. This increase of $4.8 million, or 181%, was primarily driven by an increase of $2.8 million due to the growth in revenue and a $1.8 million increase in depreciation and freight expense to support the higher installed base. Gross margin was negative 59% for the three months ended June 30, 2021, and negative 135% for the three months ended June 30, 2020. This improvement in gross margin was primarily attributable to increased revenue and higher production volumes.
Research and Development Expenses
Research and development expenses were $9.2 million for the three months ended June 30, 2021, compared to $8.2 million for the three months ended June 30, 2020. This increase of $1.0 million, or 12%, was primarily attributable to $1.3 million in increased compensation and related costs from higher headcount, partially offset by $0.4 million in decreased materials and supplies costs related to lower engineering project spending.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $15.6 million for the three months ended June 30, 2021, compared to $9.1 million for the three months ended June 30, 2020. This increase of $6.5 million, or 71%, was primarily attributable to $5.2 million in increased compensation and $1.2 million in increased insurance costs in connection with our operations as a public company, partially offset by $0.5 million in decreased consulting expenses.

Change in Fair Value of Contingent Consideration
For the three months ended June 30, 2021 and 2020, we recorded changes in fair value of contingent consideration of a decrease of $0.3 million and an increase of $0.6 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience.
Other Income (Expense)
Other expense, net was $1.4 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. This decrease of $2.3 million was primarily attributable to a prior year change of $2.5 million in the fair value of the warrant liability.

Results of Operations for the Six Months Ended June 30, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
(dollars in thousands)	2021	2020	$	%
	(unaudited)
Revenue(1)	$8,300	$2,717	$5,583	205%
Costs and operating expenses:
Costs of products sold(2)	14,447	5,857	8,590	147%
Research and development(2)	18,544	16,149	2,395	15%
Selling, general and administrative(2)	31,853	19,360	12,493	65%
Change in fair value of contingent consideration	(1,411)	(1,584)	173	(11)%
Total costs and operating expenses	63,433	39,782	23,651	59%
Loss from operations	(55,133)	(37,065)	(18,068)	49%
Other income (expense):
Change in fair value of warrant liability	—	(1,872)	1,872	*
Interest income	69	370	(301)	(81)%
Interest expense	(2,844)	(2,724)	(120)	4%
Total other expense, net	(2,775)	(4,226)	1,451	(34)%
Net loss	$(57,908)	$(41,291)	$(16,617)	40%
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	10	(41)	51	*
Foreign currency translation adjustment	(134)	69	(203)	*
Comprehensive loss	$(58,032)	$(41,263)	$(16,769)	41%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Acutus Direct
Disposables	$4,599	$1,919
Systems	1,285	520
Service/Other	68	18
Total Acutus direct revenue	5,952	2,457
Distribution agreements	2,348	260
Total revenue	$8,300	$2,717

The following table provides revenue by geographic location for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Acutus Direct
United States	$3,812	$1,313
Europe	2,140	1,144
Total Acutus direct revenue	5,952	2,457
Distribution Agreements
United States	256	15
Europe	2,092	245
Total revenue through distribution agreements	2,348	260
Total revenue	$8,300	$2,717
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Cost of products sold	$380	$166
Research and development	1,071	378
Selling, general and administrative	5,235	2,354
Total stock-based compensation	$6,686	$2,898
Revenue
Revenue was $8.3 million for the six months ended June 30, 2021, compared to $2.7 million for the six months ended June 30, 2020. This increase of $5.6 million, or 205%, was primarily attributable to a $3.4 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and a $1.6 million increase in AcQMap System sales.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $14.4 million for the six months ended June 30, 2021, compared to $5.9 million for the six months ended June 30, 2020. This increase of $8.6 million, or 147%, was primarily driven by an increase of $4.6 million due to the growth in revenue, a $3.3 million increase in depreciation and freight expense to support the higher installed base, and a $1.0 million excess and obsolete charge primarily related to our disposable products. Gross margin was negative 74% for the three months ended June 30, 2021, and negative 116% for the six months ended June 30, 2020. This improvement in gross margin was primarily attributable to increased revenue and higher production volumes, partially offset by the write-off of excess and obsolete inventory in the first quarter of 2021, related to our transition to fully in-house manufacturing and product line transition for our transseptal crossing device portfolio, as well as for slow moving inventory related to certain products impacted by COVID-19 headwinds.
Research and Development Expenses
Research and development expenses were $18.5 million for the six months ended June 30, 2021, compared to $16.1 million for the six months ended June 30, 2020. This increase of $2.4 million, or 15%, was primarily attributable to $2.5 million in increased compensation and related costs from higher headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $31.9 million for the six months ended June 30, 2021, compared to $19.4 million for the six months ended June 30, 2020. This increase of $12.5 million, or 65%, was primarily attributable to

$10.5 million in increased compensation and $2.3 million in increased insurance costs in connection with our operations as a public company.
Change in Fair Value of Contingent Consideration
For the six months ended June 30, 2021 and 2020, we recorded changes in fair value of contingent consideration of $1.4 million and $1.6 million, respectively, for the decrease in the fair value of the contingent consideration for the acquisition of Rhythm Xience.
Other Income (Expense)
Other expense, net was $2.8 million for the six months ended June 30, 2021, compared to $4.2 million for the six months ended June 30, 2020. This decrease of $1.5 million was primarily attributable to a prior year change of $1.9 million in the fair value of the warrant liability.
Liquidity and Capital Resources
We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents and marketable securities of $81.0 million and $139.8 million, respectively. For the six months ended June 30, 2021 and the year ended December 31, 2020, our net losses were $57.9 million and $102.0 million, respectively, and our net cash used in operating activities was $49.9 million and $85.2 million, respectively. We had an accumulated deficit of $418.9 million and $361.0 million as of June 30, 2021 and December 31, 2020, respectively.
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
In July 2021, we issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00 for approximately $82.7 million in net proceeds to us.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•our revenue growth;
•our research and development efforts;
•our sales and marketing activities;
•our success in leveraging our strategic partnerships, including with Biotronik, as well as entrance into any other strategic partnerships or strategic transactions in the future;
•our ability to raise additional funds to finance our operations;
•the outcome, costs and timing of any clinical trial results for our current or future products;
•the emergence and effect of competing or complementary products;
•the availability and amount of reimbursement for procedures using our products;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our ability to retain our current employees and the need and ability to hire additional management and sales, scientific and medical personnel;
•the terms and timing of any collaboration, licensing or other arrangements that we have or may establish;
•debt service requirements;
•the extent to which we acquire or invest in businesses, products or technologies; and

•the impact of the COVID-19 pandemic.
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include the potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory milestones and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020 and an additional $2.5 million in the first quarter of 2021 in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of June 30, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.
With the closing of our IPO and secondary offering, our current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, we will need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all.
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

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(49,915)	$(34,761)
Net cash provided by investing activities	34,022	52,650
Net cash used in financing activities	(2,149)	(3,115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	69
Net change in cash, cash equivalents and restricted cash	$(18,107)	$14,843
Operating Activities
During the six months ended June 30, 2021, operating activities used $49.9 million of cash, an increase of $15.2 million from the six months ended June 30, 2020. This increase was attributable to higher net losses of $16.6 million and unfavorable changes in working capital of $3.7 million, partially offset by an increase in non-cash items of $5.1 million, including an increase in stock-based compensation expense of $3.8 million, an increase in depreciation expense of $1.8 million, an increase in the amortization of premiums on marketable securities of $0.8 million, and a decrease in the fair value of warrant liability of $1.9 million.
Investing Activities
During the six months ended June 30, 2021, investing activities provided $34.0 million of cash, a decrease of $18.6 million from the six months ended June 30, 2020. This decrease was attributable to a decrease from the prior year of sales of marketable securities of $12.5 million, an increase in the purchases of marketable securities of $9.1 million, and an increase in purchases of property and equipment of $1.4 million, partially offset by an increase in proceeds from maturities of marketable securities of $4.4 million.
Financing Activities
During the six months ended June 30, 2021, financing activities used $2.1 million of cash, a decrease of $1.0 million from the six months ended June 30, 2020. The decrease is primarily related to a prior year payment of deferred offering costs of $0.7 million and increase in proceeds from stock option exercises of $0.4 million.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice.
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in additional earn out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020 and an additional $2.5 million in the first quarter of 2021 in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of June 30, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters.
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.

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
During the six months ended June 30, 2021, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 19, 2021.
Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements.
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
With respect to the quarter ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Recent Sales of Unregistered Securities.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Feasibility and Development Agreement, by and between Biotronik SE & Co. KG and Acutus Medical, Inc.	S-1	333- 257844	10.24	July 12, 2021

10.2	Form of Letter Agreement Relating to Exchange of Common Stock for Series A Preferred Stock	S-1	333- 257844	10.25	July 12, 2021

31.1	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc. (Registrant)

Date: August 12, 2021	By:	/s/ Vince Burgess
Vince Burgess President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ David H. Roman
David H. Roman Chief Financial Officer (Principal Financial Officer)