Form 10-Q
period 2021-09-30
Acutus Medical, Inc.
filed 2021-11-12
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 8, 2021
Common Stock, $0.001 par value	27,952,948

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Recent Sales of Unregistered Securities	46

Item 6.	Exhibits	47

Signatures		48

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,492	$25,234
Marketable securities, short-term	71,962	105,839
Restricted cash	150	150
Accounts receivable	4,190	2,160
Inventory	14,962	12,958
Prepaid expenses and other current assets	6,045	5,047
Total current assets	155,801	151,388

Marketable securities, long-term	4,061	8,726
Property and equipment, net	14,595	12,356
Right-of-use assets, net	4,682	1,669
Intangible assets, net	5,173	5,653
Goodwill	12,026	12,026
Other assets	1,086	717
Total assets	$197,424	$192,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,417	$8,266
Accrued liabilities	9,398	7,308
Contingent consideration, short-term	1,900	5,400
Operating lease liabilities, short-term	466	933
Total current liabilities	18,181	21,907

Operating lease liabilities, long-term	4,695	1,134
Long-term debt	40,043	39,011
Contingent consideration, long-term	800	3,900
Other long-term liabilities	18	—
Total liabilities	63,737	65,952
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of September 30, 2021, no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 27,948,653 and 27,991,425 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	581,133	487,290
Accumulated deficit	(447,434)	(361,015)
Accumulated other comprehensive income (loss)	(40)	280
Total stockholders' equity	133,687	126,583
Total liabilities and stockholders' equity	$197,424	$192,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)	(unaudited)		(unaudited)
Revenue	$4,601	$3,173	$12,901	$5,890

Costs and operating expenses:
Cost of products sold	8,539	5,141	22,986	10,998
Research and development	9,299	8,343	27,843	24,492
Selling, general and administrative	15,805	15,833	47,658	35,193
Change in fair value of contingent consideration	(1,953)	118	(3,364)	(1,466)
Total costs and operating expenses	31,690	29,435	95,123	69,217
Loss from operations	(27,089)	(26,262)	(82,222)	(63,327)

Other income (expense):
Change in fair value of warrant liability	—	(3,683)	—	(5,555)
Interest income	19	23	88	393
Interest expense	(1,441)	(1,366)	(4,285)	(4,090)
Total other expense, net	(1,422)	(5,026)	(4,197)	(9,252)
Loss before income taxes	(28,511)	(31,288)	(86,419)	(72,579)
Income tax benefit	—	—	—	—
Net loss	$(28,511)	$(31,288)	$(86,419)	$(72,579)

Other comprehensive income (loss)
Unrealized loss on marketable securities	(13)	(9)	(3)	(50)
Foreign currency translation adjustment	(183)	78	(317)	147
Comprehensive loss	$(28,707)	$(31,219)	$(86,739)	$(72,482)

Net loss per common share, basic and diluted	$(0.94)	$(1.95)	$(2.99)	$(12.36)
Weighted average shares outstanding, basic and diluted	30,460,466	16,080,467	28,890,382	5,870,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
For the Three Months Ended September 30, 2021

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021 (unaudited)	—	$—	28,211,626	$28	$494,595	$(418,923)	$156	$75,856
Unrealized loss on marketable securities	—	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	(183)	(183)
Issuance of common stock for cash, net of issuance costs of $5,885	—	—	6,325,000	6	82,658	—	—	82,664
Stock option exercises	—	—	11,452	—	84	—	—	84
Stock-based compensation	—	—	32,775	—	3,350	—	—	3,350
Employee stock purchase plan shares issued	—	—	33,641	—	440	—	—	440
Exchange of common stock for Series A Common Equivalent Preferred Stock	6,666	—	(6,665,841)	(6)	6	—	—	—
Net loss	—	—	—	—	—	(28,511)	—	(28,511)
Balance as of September 30, 2021 (unaudited)	6,666	$—	27,948,653	$28	$581,133	$(447,434)	$(40)	$133,687
For the Three Months Ended September 30, 2020

(in thousands, except share amounts)	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020 (unaudited)	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,593,360	$142,236	775,403	$1	$36,355	$(300,325)	$(2)	$(263,971)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	78	78
Conversion of convertible preferred stock into common stock upon IPO	(391,210)	(3,059)	(3,088,444)	(40,685)	(4,499,921)	(74,575)	(8,593,360)	(142,236)	16,572,935	17	260,538	—	—	260,555
Issuance of common stock for cash, net of issuance costs of $16,361	—	—	—	—	—	—	—	—	10,147,058	10	166,276	—	—	166,286
Reclassification of warrant liability to stockholders' equity	—	—	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Stock option exercises	—	—	—	—	—	—	—	—	27,661	—	145	—	—	145
Stock-based compensation	—	—	—	—	—	—	—	—	303,351	—	6,374	—	—	6,374
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,288)	—	(31,288)
Balance as of September 30, 2020 (unaudited)	—	$—	—	$—	—	$—	—	$—	27,826,408	$28	$484,162	$(331,613)	$67	$152,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
For the Nine Months Ended September 30, 2021

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	27,991,425	$28	$487,290	$(361,015)	$280	$126,583
Unrealized loss on marketable securities	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	(317)	(317)
Issuance of common stock for cash, net of issuance costs of $5,885	—	—	6,325,000	6	82,658	—	—	82,664
Stock option exercises	—	—	110,421	—	703	—	—	703
Stock-based compensation	—	—	127,049	—	10,036	—	—	10,036
Employee stock purchase plan shares issued	—	—	33,641	—	440	—	—	440
Issuance of common stock for cashless warrant exercise	—	—	26,958	—	—	—	—	—
Exchange of common stock for Series A Common Equivalent Preferred Stock	6,666	—	(6,665,841)	(6)	6	—	—	—
Net loss	—	—	—	—	—	(86,419)	—	(86,419)
Balance as of September 30, 2021 (unaudited)	6,666	$—	27,948,653	$28	$581,133	$(447,434)	$(40)	$133,687
For the Nine Months Ended September 30, 2020

(in thousands, except share amounts)	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,039	695,902	$1	$33,252	$(259,034)	$(30)	$(225,811)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	147	147
Issuance of Series D convertible preferred stock for the Biotronik Asset Purchase	—	—	—	—	—	—	273,070	5,000	—	—	—	—	—	—
Issuance of Series D convertible-preferred stock for the contingent consideration related to the Rhythm Xience Acquisition	—	—	—	—	—	—	119,993	2,197	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon IPO	(391,210)	(3,059)	(3,088,444)	(40,685)	(4,499,921)	(74,575)	(8,593,360)	(142,236)	16,572,935	17	260,538	—	—	260,555
Issuance of common stock for cash, net of issuance costs of $16,361	—	—	—	—	—	—	—	—	10,147,058	10	166,276	—	—	166,286
Reclassification of warrant liability to stockholders' equity	—	—	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Stock option exercises	—	—	—	—	—	—	—	—	92,223	—	350	—	—	350
Stock-based compensation	—	—	—	—	—	—	—	—	318,290	—	9,272	—	—	9,272
Net loss	—	—	—	—	—	—	—	—	—	—	—	(72,579)	—	(72,579)
Balance as of September 30, 2020 (unaudited)	—	$—	—	$—	—	$—	—	$—	27,826,408	$28	$484,162	$(331,613)	$67	$152,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(86,419)	$(72,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,227	1,754
Amortization of intangible assets	480	330
Non-cash stock-based compensation expense	10,263	9,272
Amortization of premiums on marketable securities, net	1,011	113
Amortization of debt issuance costs	1,032	518
Amortization of right-of-use assets	496	507
Change in fair value of warrant liability	—	5,555
Change in fair value of contingent consideration	(3,364)	(1,466)
Changes in operating assets and liabilities:
Accounts receivable	(2,030)	(1,630)
Inventory	(2,004)	(1,865)
Prepaid expenses and other current assets	(59)	(2,729)
Other assets	(369)	(387)
Accounts payable	(1,813)	753
Accrued liabilities	1,862	1,423
Operating lease liabilities	(432)	(615)
Other long-term liabilities	18	8
Net cash used in operating activities	(77,101)	(61,038)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(70,020)	(108,528)
Sales of available-for-sale marketable securities	8,590	17,095
Maturities of available-for-sale marketable securities	98,507	45,000
Purchases of property and equipment	(6,587)	(7,822)
Net cash provided by (used in) investing activities	30,490	(54,255)

Cash flows from financing activities
Payment of deferred offering costs	(572)	—
Payment of contingent consideration	(3,152)	(2,636)
Proceeds from the issuance of common stock, net of issuance costs	82,664	166,286
Proceeds from stock options exercises	703	350
Proceeds from employee stock purchase plan	440	—
Net cash provided by financing activities	80,083	164,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(214)	143
Net change in cash, cash equivalents and restricted cash	33,258	48,850
Cash, cash equivalents and restricted cash, at the beginning of the period	25,384	9,602
Cash, cash equivalents and restricted cash, at the end of the period	$58,642	$58,452

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$—
Cash paid for interest	$3,109	$3,526
Supplemental disclosure of noncash investing and financing activities:
Issuance of Series D convertible preferred stock for Biotronik asset purchase	$—	$5,000
Issuance of Series D convertible preferred stock for Rhythm Xience Acquisition	$—	$2,197
Change in unrealized loss on marketable securities	$3	$50
Right-of-use assets exchanged for operating lease liabilities	$3,527	$—
Unpaid purchases of property and equipment	$36	$88
Conversion of convertible preferred stock into common stock upon IPO	$—	$260,555
Reclassification of warrant liability to stockholders' equity	$—	$14,474
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
Public Offerings
In July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. The Company received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, the Company received proceeds of $82.7 million from the offering.
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

On August 10, 2020, in connection with the closing of the IPO, 391,210 shares of Series A, 3,088,444 shares of Series B, 4,499,921 shares of Series C and 8,593,360 shares of Series D convertible preferred stock automatically converted into an equal number of shares of common stock, and the warrants to purchase 446,990 shares of Series D convertible preferred stock were automatically converted to an equal number of warrants to purchase common stock at an exercise price of $16.67 per share.

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
Going Concern, Liquidity and Capital Resources
The Company has limited revenue, has incurred operating losses since inception and expects to continue to incur significant operating losses for at least the next several years and may never become profitable. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $447.4 million and $361.0 million, respectively, and working capital of $137.6 million and $129.5 million, respectively. The Company has historically funded its operations primarily through the sale of debt and equity securities, as well as other indebtedness. With the closing of the Company’s IPO in August 2020 and follow on offering in July 2021, the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, the Company may need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, that the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the

Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
Impact of COVID-19
Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact the Company's business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. The Company's primary operations are located in Carlsbad, California. As a result of such order, the majority of the Company’s employees have telecommuted, which may impact certain of its operations over the near term and long term. Moreover, beginning in March 2020 and continuing through the filing of this Form 10-Q, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted the Company’s ability to install its AcQMap consoles and workstations in new accounts and for sales representatives and mappers to promote the use of the Company’s products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using the Company's products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and the Company believes enrollment timing in its planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to the business due to COVID-19, the Company enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). The effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020. The Company’s IPO in August 2020 provided resources sufficient to restore compensation reductions to pre-COVID levels, as well as to restart hiring and capital expenditures in support of its growth. Over the past 12-months, the Company has continued to observe intermittent suspension of many elective procedures associated with the resurgence of COVID-19 in geographies where it sells, markets and distributes its products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, which has hampered the Company’s ability to forecast the sustained impact on its business from COVID-19. The Company continues to see intermittent suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using its products. In addition, the Company has experienced personnel and other resource shortages at hospitals at which procedures utilizing our products otherwise could be used; disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, including because of adherence to governmental orders or recommendations or to internal policies intended to reduce the spread of COVID-19; and temporary closures of our facilities and of the facilities of our customers and suppliers. The magnitude of the impact of the COVID-19 pandemic on productivity, results of operations and financial position, and its disruption to the Company’s business and clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on the Company’s ability to conduct business in the ordinary course. Quarantines, shelter-in-place, vaccine mandates and similar government orders have also impacted, and may continue to impact, the Company’s third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt the Company’s supply chain. The markets the Company serves are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact the Company’s business.
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
Use of Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and disclosures of contingent assets and liabilities. The most significant estimates and assumptions in the Company’s condensed consolidated financial statements include, but are not limited to, revenue recognition, useful lives of intangible assets, assessment of impairment of goodwill, measurement of operating lease liabilities, and the fair value of common stock, stock options, warrants, intangible assets and contingent consideration. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of September 30, 2021 and December 31, 2020, exceeded federally insured limits.
Restricted cash serves as collateral for the Company’s corporate credit card program. The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statement of cash flows (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Cash and cash equivalents	$58,492	$25,234
Restricted cash	150	150
Total cash, cash equivalents and restricted cash	$58,642	$25,384
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
Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders’ equity until their disposition or maturity. See “Fair Value Measurements” below. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities portfolio primarily consists of investments in commercial paper, U.S. treasury securities, asset-backed securities and short-term high credit quality corporate debt securities.
Revenue from Contracts with Customers
The Company accounts for revenue earned from contracts with customers under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and ASC 842, Leases ("ASC 842"). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer.
•Step 2: Identify the performance obligations in the contract.
•Step 3: Determine the transaction price.
•Step 4: Allocate the transaction price to the performance obligations in the contract.
•Step 5: Recognize revenue when, or as, the company satisfies a performance obligation.

ASC 842 provides guidance on determining if an agreement contains a lease. ASC 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

For new customers, the Company places its medical diagnostic equipment, AcQMap System, at customer sites under evaluation agreements and generates revenue from the sale of disposable products used with the AcQMap System. Disposable products primarily include AcQMap Catheters and AcQGuide Steerable Sheaths. Outside of the U.S., the Company also has a Qubic Force Device which generates revenue from the sale of the AcQBlate Force Ablation Catheters. The Company provides the disposable products in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposables at the agreed upon prices in the invoice. Generally, customers purchase disposable products using separate purchase orders after the equipment has been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. The Company has elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.

The Company sells the AcQMap System to customers along with software updates on a when-and-if-available basis, as well as the Qubic Force Device and a transseptal crossing line of products which can be used in a variety of heart procedures and does not need to be accompanied with an AcQMap System or Qubic Force Device. Included in the transseptal crossing line of products are primarily the AcQRef introducer sheath, the AcQGuide sheaths and the AcQCross Transseptal Dilator/Needle.

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

Lastly, the Company enters into short-term operating leases, for the rental of the system after an evaluation. These lease agreements impose no requirement on the customer to purchase the equipment and the equipment is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that equals the value of the equipment nor is the lease term reflective of the economic life of the equipment.
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

For direct customers, the installation and delivery of the AcQMap System is satisfied at a point in time when the installation is complete, which is when the customer can benefit and has control of the system. For AcQMap System sales sold to Biotronik SE & Co. KG (“Biotronik”), the installation is not a performance obligation as it is performed by Biotronik, and therefore the AcQMap System is satisfied at a point in time when they have control of the system. The Company’s software updates and equipment service performance obligations are satisfied evenly over time as the customer simultaneously receives and consumes the benefits of the Company’s performance for these services throughout the service period.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of September 30, 2021 and December 31, 2020.
In May 2020, the Company entered into bi-lateral distribution agreements with Biotronik (the “Bi-Lateral Distribution Agreements”). Pursuant to the Bi-Lateral Distribution Agreements, the Company obtained a non-exclusive license to distribute a range of Biotronik’s products and accessories in the United States, Canada, China, Hong Kong and multiple Western European countries under the Company’s private label. Moreover, if an investigational device exemption (“IDE”) clinical trial is required for these products to obtain regulatory approval in the United States, or a clinical trial is required for these products to obtain regulatory approval in China, the Company will obtain an exclusive distribution right in such territories for a term of up to five years commencing on the date of regulatory approval if the Company covers the cost of the IDE or other clinical trial and the Company conducts such study within a specified period. Biotronik also agreed to distribute the Company’s products and accessories in Germany, Japan, Mexico, Switzerland and multiple countries in Asia-Pacific, Eastern Europe, the Middle East and South America. The Company also granted Biotronik a co-exclusive right to distribute these products in Hong Kong. Each party will pay to the other party specified transfer prices on the sale of the other party’s products and, accordingly, will earn a distribution margin on the sale of the other party’s products.

The following table sets forth the Company’s revenue for disposables, systems and service/other for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Acutus Direct
Disposables	$2,437	$1,680	$7,036	$3,599
Systems	341	965	1,626	1,485
Service/Other	123	29	191	47
Total Acutus direct revenue	2,901	2,674	8,853	5,131
Distribution agreements	1,700	499	4,048	759
Total revenue	$4,601	$3,173	$12,901	$5,890
The following table provides revenue by geographic location for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Acutus Direct
United States	$2,164	$1,790	$5,976	$3,103
Outside the United States	737	884	2,877	2,028
Total Acutus direct revenue	2,901	2,674	8,853	5,131
Distribution Agreements
United States	25	77	281	92
Outside the United States	1,675	422	3,767	667
Total revenue through distribution agreements	1,700	499	4,048	759
Total revenue	$4,601	$3,173	$12,901	$5,890
Inventory
Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of less than $0.1 million for both of the three months ended September 30, 2021 and 2020, and $1.0 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of September 30, 2021 and December 31, 2020.
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
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. For the nine months ended September 30, 2021, the qualitative testing did not indicate any impairment for the carrying amount of goodwill.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and nine months ended September 30, 2021 and 2020, the Company determined that there was no impairment of property and equipment or intangible assets.
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
Lessee Leases
The Company accounts for its lessee leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021 and December 31, 2020, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments.

The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measured as of September 30, 2021
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$53,697	$—	$—	$53,697
Marketable securities at fair value
Corporate debt securities	—	13,538	—	13,538
U.S. treasury securities	—	6,085	—	6,085
Commercial paper	—	33,150	—	33,150
Yankee debt securities	—	3,938	—	3,938
Supranational	—	3,053	—	3,053
Asset-backed securities	—	16,259	—	16,259
Total fair value	$53,697	$76,023	$—	$129,720

Liabilities included in:
Contingent consideration	$—	$—	$2,700	$2,700
Total fair value	$—	$—	$2,700	$2,700

	Fair Value Measured as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets included in:
Cash and cash equivalents
Money market securities	$19,070	$—	$—	$19,070
Marketable securities at fair value
Corporate debt securities	—	31,353	—	31,353
U.S. treasury securities	—	20,531	—	20,531
Commercial paper	—	53,955	—	53,955
Asset-backed securities	—	8,726	—	8,726
Total fair value	$19,070	$114,565	$—	$133,635

Liabilities included in:
Contingent consideration	$—	$—	$9,300	$9,300
Total fair value	$—	$—	$9,300	$9,300

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.
The Company’s portfolio of marketable securities is comprised of commercial paper, asset-backed securities, U.S. treasury securities, yankee debt securities, supranational and short-term highly liquid, high credit quality corporate debt securities. The fair value for the available-for-sale marketable securities is determined based on valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021 (in thousands):

Contingent Consideration
Balance, December 31, 2020	$9,300
Payment of contingent consideration	(3,152)
Escrow release(1)	(84)
Change in fair value	(3,364)
Balance, September 30, 2021 (unaudited)	$2,700
(1) As part of the Rhythm Xience acquisition (see Note 3), the first $0.5 million earned related to revenue success payments was paid at the end of the first month following the end of the quarter in which the revenue success payments were earned, into an escrow account until the expiration of an additional 18 month hold-back period commencing with the end of the quarter during which such revenue success payment amounts were earned. Amounts noted above were released from the escrow account.
Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The fair value of the contingent consideration from the acquisition of Rhythm Xience (see Note 3) represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate and (iv) expected volatility of earnings. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to projected performance, expected term, discount rates, expected volatility and historical performance. Significant changes to these inputs in isolation, including how these inputs are weighted, could result in a significantly different fair value measurement. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Risk-free interest rate	0.30%	0.20%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	23.1%	17.2%
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
Business Combinations
The Company accounts for business acquisitions using the acquisition method of accounting based on ASC 805, Business Combinations (“ASC 805”), which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s condensed consolidated statements of operations and comprehensive loss.
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

In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments which clarifies that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease. This ASU is effective for smaller reporting companies in 2022. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.
Note 3—Asset Acquisition and Business Combination
Biotronik Asset Acquisition
In July 2019, the Company entered into a License and Distribution Agreement with Biotronik and VascoMed GmbH (the “Biotronik Parties”) to obtain certain licenses to the Biotronik Parties’ patents, whereby the Company acquired certain manufacturing equipment and obtained from the Biotronik Parties a license under certain patents and technology to develop, commercialize, distribute and manufacture the AcQBlate Force ablation catheters and Qubic Force device (the “Biotronik Asset Acquisition"). In exchange for the rights granted to the Company, the Company made cash payments totaling $10.0 million during the year ended December 31, 2019 and issued 273,070 shares of Series D convertible preferred stock valued at $5.0 million during the three months ended March 31, 2020. The implied value of $5.0 million was recorded as an accrued liability as of December 31, 2019. In accordance with ASC 805, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expense—licensed acquired in the condensed consolidated statement of operations and comprehensive loss in July 2019.
Additional contingent milestone payments of up to $10.0 million, of which $2.0 million has been paid as of September 30, 2021, are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first force sensing ablation catheter within the licensed product line, the Company also makes per unit royalty payments. As of September 30, 2021, less than $0.1 million has been included within accrued liabilities for these royalties. The Company determined that the remaining $8.0 million contingent milestones are not probable and estimable and therefore have not been recorded as a liability as of September 30, 2021 and December 31, 2020. Upon regulatory approval in December 2020 of the Company’s force sensing ablation catheter in Europe, the $2.0 million milestone was capitalized and is being amortized, and the royalty payments are recorded as cost of products sold as sales of catheters are recognized.

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
As part of the Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the Acquisition Date. During the year ended December 31, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the nine months ended September 30, 2021, the Company paid an additional $3.2 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. Additionally, the Company recorded a $2.0 million decrease and $0.1 million increase for the three months ended September 30, 2021 and 2020, respectively, and a $3.4 million and $1.5 million decrease to the fair value of the contingent consideration liability for the nine months ended September 30, 2021 and 2020, respectively, which is included in change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021, the contingent consideration liability of $2.7 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain revenue milestones are achieved.
For the three and nine months ended September 30, 2021 and 2020, no acquisition costs were incurred or recorded.
Note 4—Marketable Securities
Marketable securities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$13,541	$—	$(3)	$13,538
U.S. treasury securities	6,085	—	—	6,085
Commercial paper	33,150	—	—	33,150
Yankee debt securities	3,940	—	(2)	3,938
Supranational	3,053	—	—	3,053
Asset-backed securities, short-term	12,200	—	(2)	12,198
Total available-for-sale securities - short-term	71,969	—	(7)	71,962

Asset-backed securities, long term	4,065	—	(4)	4,061
Total available-for-sale securities	$76,034	$—	$(11)	$76,023

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$31,359	$—	$(6)	$31,353
U.S. treasury securities	20,533	—	(2)	20,531
Commercial paper	53,955	—	—	53,955
Total available-for-sale securities - short-term	105,847	—	(8)	105,839

Asset-backed securities, long-term	8,726	—	—	8,726
Total available-for-sale securities	$114,573	$—	$(8)	$114,565
As of September 30, 2021, the Company’s available-for-sale securities classified as short-term of $72.0 million mature in one year or less and the available-for-sale securities classified as long-term of $4.1 million mature within two years. As of December 31, 2020, the Company’s available-for-sale securities classified as short-term of $105.8 million mature in one year or less and the available-for-sale securities classified as long-term of $8.7 million mature within two years.
Note 5—Inventory
Inventory as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$6,393	$7,960
Work in process	1,899	1,267
Finished goods	6,670	3,731
Total inventory	$14,962	$12,958
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to sales-type leases was $0.2 million and $0.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Lease revenue related to sales-type leases was $0.7 million for both the nine months ended September 30, 2021 and September 30, 2020, and is included within revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company has a short-term lease receivable of $0.7 million and $0.4 million included in prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020, respectively. The Company has a long-term lease receivable of $0.7 million and $0.4 million included in other assets as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, estimated future maturities of sales-type lease receivables for each of the following years are as follows (in thousands):

Three months ending December 31, 2021	$185
Year ending December 31, 2022	640
Year ending December 31, 2023	300
Year ending December 31, 2024	199
Year ending December 31, 2025	72
Lease receivable	$1,396

Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Medical diagnostic equipment	$16,596	$13,242
Furniture and fixtures	402	388
Office equipment	1,664	1,392
Laboratory equipment and software	4,320	3,491
Leasehold improvements	586	608
Construction in process	1,672	468
Total property and equipment	25,240	19,589
Less: accumulated depreciation	(10,645)	(7,233)
Property and equipment, net	$14,595	$12,356
Property and equipment includes certain medical diagnostic equipment, including AcQMap Systems, located at customer premises under evaluation agreements. The Company retains the ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations.
Depreciation expense was $1.5 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 8—Goodwill and Intangible Assets
The table below summarizes goodwill and intangible assets activities as of September 30, 2021 and December 31, 2020 (in thousands):

	Goodwill	Intangible Assets
Balance, December 31, 2020	$12,026	$5,653
Amortization expense	—	(480)
Balance, September 30, 2021 (unaudited)	$12,026	$5,173

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	September 30, 2021
					(unaudited)
Developed technology	10.0	7.8	$4,200	$(915)	$3,285
Customer-related intangible	5.0	2.8	100	(45)	55
Licensed intangibles	10.0	9.2	2,000	(167)	1,833
Total			$6,300	$(1,127)	$5,173

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2020
Developed technology	10.0	8.6	$4,200	$(600)	$3,600
Customer-related intangible	5.0	3.5	100	(30)	70
Licensed intangibles	10.0	9.9	2,000	(17)	1,983
Total			$6,300	$(647)	$5,653
Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table shows the remaining amortization expense associated with amortizable intangible assets as of September 30, 2021 (in thousands):

	Developed Technology	Customer- Related Intangible	Licensed Intangibles	Total Amortization
Three months ending December 31, 2021	$105	$5	$50	$160
Year ending December 31, 2022	420	20	200	640
Year ending December 31, 2023	420	20	200	640
Year ending December 31, 2024	420	10	200	630
Year ending December 31, 2025	420	—	200	620
Thereafter	1,500	—	983	2,483
Total	$3,285	$55	$1,833	$5,173

Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Compensation and related expenses	$7,528	$6,250
Professional fees	241	120
Deferred revenue	379	301
Sales and use tax	80	169
Clinical studies	416	91
Other	754	377
Total accrued liabilities	$9,398	$7,308
Note 10—Debt
Outstanding debt as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
2019 Credit Agreement (1)	$44,550	$44,550
Total debt, gross	44,550	44,550
Less: Unamortized debt discount and fees	(4,507)	(5,539)
Total long-term debt	$40,043	$39,011
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
The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contains customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but does not include any financial covenants, other than a minimum liquidity requirement. As of September 30, 2021, the Company was in compliance with all such covenants.
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

The following table summarizes quantitative information about the Company’s operating leases for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)
Operating cash flows from operating leases	$617	$760
Weighted average remaining lease term – operating leases (in years)	3.8	1.7
Weighted average discount rate – operating leases	7.0%	7.0%
The following table provides the components of the Company’s lease cost (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$247	$216	$701	$648
Variable lease cost	83	73	243	238
Total rent expense	$330	$289	$944	$886
As of September 30, 2021, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Three months ending December 31, 2021	$255
Year ending December 31, 2022	897
Year ending December 31, 2023	1,129
Year ending December 31, 2024	1,161
Year ending December 31, 2025	1,151
Thereafter	2,406
Total	6,999
Less: present value discount	(1,838)
Operating lease liabilities	$5,161
Note 12—Commitments and Contingencies
The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13—Warrants
As of September 30, 2021 and December 31, 2020, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise (After Conversion)	Exercise Price	Expiration Date	September 30, 2021	December 31, 2020
				(unaudited)
Warrants issued in 2015	Common stock	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	Common stock	$0.10	6/7/28	346,689	373,810
Warrants issued with 2018 Term Loan	Common stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common stock	$16.67	5/20/29	419,992	419,992
Total Warrants				797,487	824,608

The Company’s warrant activity for the nine months ended September 30, 2021 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance - December 31, 2020	824,608	$9.10	7.9
Exercised	(27,121)	0.10	6.7
Balance - September 30, 2021	797,487	$9.41	7.2
The Company’s warrants provide the holder the option to purchase a specified number of shares for a specified price. The holder may exercise the warrant in cash or exercise pursuant to a cashless exercise whereby a calculated number of shares are withheld upon exercise to satisfy the exercise price. The warrants do not provide the holder any voting rights until the warrants are exercised.

Prior to the IPO, in accordance with ASC 815, the warrants, other than the ones issued in 2015, were recorded as liabilities at fair value at the issuance date (the 2015 warrants have been equity classified since their issuance). Changes in the fair value were recognized in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. On August 10, 2020, in connection with the closing of the IPO, the warrants recorded as liabilities no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability of $14.5 million was reclassified to stockholders’ equity in the condensed consolidated balance sheet.
In connection with the Exchange Agreements (see Note 15), four warrant holders are limited to exercising their warrants such that, following any such exercise, the number of shares of common stock beneficially owned by such holder cannot exceed 4.9% of the outstanding common stock of the Company (two of the holders may, at their option and upon sufficient prior written notice to the Company, increase such percentage to 9.9%). In the event the common share limit has been met and the holder chooses to exercise their warrants, the holder can sell any common stock they hold. Therefore, the amendment to the warrant agreements does not restrict the holder from fully exercising the warrants under the original terms of the warrant agreements.
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
Note 15—Stockholders’ Equity

Series A Common Equivalent Preferred Stock

In August 2021, the Company entered into exchange agreements (the “Exchange Agreements”) with four investors pursuant to which the investors exchanged 6,665,841 shares of the Company’s common stock for 6,666 shares of a new series of non-voting convertible preferred stock of the Company designated as “Series A Common Equivalent Preferred Stock,” par value $0.001 per share. In connection with the issuance of Series A Common Equivalent Preferred Stock pursuant to the Exchange Agreements, on August 23, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Common Equivalent Preferred Stock ranks senior to the common stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, having a liquidation preference equal to its par value of $0.001 per share. The Series A Common Equivalent Preferred Stock will participate equally and ratably on an as-converted basis with the holders of common stock in all cash dividends paid on the common stock. The Series A Common Equivalent Preferred Stock is non-voting.

The holder thereof may convert each share of Series A Common Equivalent Preferred Stock into 1,000 shares of common stock at its election, except to the extent that, following such conversion, the number of shares of common stock held by such holder, its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including shares held by any “group” (as defined in Section 13(d) of the Exchange Act and applicable regulations of the Securities and Exchange Commission) of which such holder is a member, but excluding shares beneficially owned by virtue of the ownership of securities or rights to acquire securities that have limitations on the right to convert, exercise or purchase similar to the limitation set forth in the Series A Certificate of Designation, exceeds 4.9% (or, at the election of the holders, OrbiMed Private Investments IV, LP or OrbiMed Royalty Opportunities II, LP, made by delivering at least 61 days advance written notice to the Company of its intention to increase the beneficial ownership cap applicable to such holder, to 9.9%) of the total number of shares of common stock then issued and outstanding.
Common Stock
In July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. The Company received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, the Company received proceeds of $82.7 million from the offering.
On August 10, 2020, the Company issued 10,147,058 shares of common stock in its IPO, which included 1,323,529 shares of common stock issued upon the underwriters’ exercise in full of an option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares. The price to the public for each share was $18.00. The Company received gross proceeds of $182.6 million from the IPO. Net of underwriting discounts and commission and other offering expenses, the Company received proceeds of $166.3 million from the IPO.
On August 10, 2020, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation (the “A&R Certificate”) with the Secretary of State of the State of Delaware. The A&R Certificate amended and restated the Company’s authorized shares of common stock to 260,000,000 and authorized shares of undesignated preferred stock to 5,000,000.
During the nine months ended September 30, 2021 and 2020, stock options to acquire 110,421 shares and 92,223 shares were exercised for shares of common stock. The Company received $0.7 million and $0.4 million for the exercise price of the stock options for the nine months ended September 30, 2021 and 2020, respectively. Additionally, during the nine months ended September 30, 2021, in conjunction with the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), 33,641 shares of common stock were issued for $0.4 million (see Note 16). No shares were issued related to the 2020 ESPP plan for the nine months ended September 30, 2020. Finally, during the nine months ended September 30, 2021, the Company issued 141,476, RSUs upon their vesting and 186 RSAs.

Note 16—Stock-Based Compensation
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”) which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of September 30, 2021, 3,313,017 shares of common stock were authorized for issuance under the 2020 Plan and 1,039,678 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of September 30, 2021, 2,475,867 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.
Stock Options
The stock options generally vest over four years and have a ten year contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company's common stock became publicly traded in August 2020 and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following assumptions were used to estimate the fair value of stock options for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Risk-free interest rate	0.76% - 1.39%	0.40% - 0.90%
Expected dividend yield	—	—
Expected term in years	5.5 - 7.0	7.0
Expected volatility	60% - 75%	70% - 80%
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,403,607	$13.32	8.1	$52,866
Options granted	1,019,589	14.11
Options exercised	(110,421)	6.37		$2,741
Options forfeited	(350,816)	16.42
Outstanding as of September 30, 2021	3,961,959	$13.45	7.4	$1,314
Options vested and exercisable as of September 30, 2021 (unaudited)	1,914,433	$11.50	5.8	$1,314

For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s stock on the last day of the fiscal period, which was $8.84 and $28.81 as of September 30, 2021 and December 31, 2020, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the nine months ended September 30, 2021 was $9.26. As of September 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $29.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
Performance-Based Restricted Stock Units (PSU) and Restricted Stock Units
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
The Company’s PSU and RSU activity for the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	545,466	$16.53
Granted	539,932	14.31
Forfeited	(82,284)	17.50
Vested	(141,476)	15.02
Unvested as of September 30, 2021 (unaudited)	861,638	$15.30
Restricted Stock Awards
The Company’s RSA activity for the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	—	$—
Granted	186	14.75
Vested	(186)	14.75
Unvested as of September 30, 2021 (unaudited)	—	$—
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs and RSAs recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of products sold	$228	$126	$575	$292
Research and development	536	319	1,551	697
Selling, general and administrative	2,708	5,929	7,838	8,283
Total stock-based compensation	$3,472	$6,374	$9,964	$9,272

Employee Stock Purchase Plan
The 2020 ESPP, which permits employees to purchase shares of the Company’s common stock, became effective on August 10, 2020 and 387,063 shares of common stock were authorized for sale under the 2020 ESPP.
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
The fair value of the 2020 ESPP shares is estimated using the Black-Scholes option pricing model. The following table summarizes the total ESPP expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of products sold	$15	$—	$48	$—
Research and development	31	—	86	—
Selling, general and administrative	59	—	165	—
Total stock-based compensation	$105	$—	$299	$—
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
Shares issuable upon:	2021	2020
	(unaudited)
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	—
Exercise of stock options	3,961,959	3,416,345
Exercise of common stock warrants	797,487	956,552
Vesting of PSUs and RSUs	861,638	496,592
Total	12,286,925	4,869,489

Note 18—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company did not provide any contributions to the 401(k) retirement savings plan for the three and nine months ended September 30, 2021 and 2020.

Note 19—Related Party Transactions
In August 2021, the Company entered into the Exchange Agreements with Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP pursuant to which the investors exchanged 6,665,841 shares of the Company’s common stock for 6,666 shares of Series A Common Equivalent Preferred Stock, par value $0.001 per share (see Note 15).
The Company licenses certain patent rights from a former director and shareholder. The license agreement provides for royalty payments to the shareholder of 3% of net product sales, as defined in the agreement. Royalties earned prior to the director’s resignation were less than $0.1 million for each of the three and nine months ended September 30, 2020. Additionally, the former director and shareholder also works for one of the Company’s customers and can significantly influence the customer to purchase the Company’s product. Prior to the director’s resignation, the Company recorded sales to this customer of less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.
The Company has a consulting agreement with a director and chairman of the Company’s board of directors. The Company recorded less than $0.1 million in SG&A expense in the condensed consolidated statements of operations and comprehensive loss for the consulting services for each of the three and nine months ended September 30, 2021 and 2020.
Multiple preferred stock shareholders entered into the 2018 and 2019 Convertible Notes that also contained detached warrants. Additionally, OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million, with $40.0 million being drawn as of September 30, 2021 and December 31, 2020. The Company recorded $1.4 million for each of the three months ended September 30, 2021 and 2020, and $4.1 million for each of the nine months ended September 30, 2021 and 2020, in interest expense related to these debt agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Form 10-Q and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
For the nine months ended September 30, 2021 and 2020, we generated revenue of $12.9 million and $5.9 million, respectively, of which 51% and 46%, was from customers located outside of the United States, respectively . Since our inception, we have generated significant losses. Our net loss was $86.4 million and $72.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $447.4 million and $361.0 million, respectively, and working capital of $137.6 million and $129.5 million, respectively. Prior to our initial public offering (“IPO”) on August 10, 2020, our operations have been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.
We intend to continue to make significant investments in our sales and marketing organization. We believe increasing the number of sales representatives and expanding our global marketing programs will help facilitate further adoption of our products among existing customer accounts as well as broaden awareness and utilization of our products to new accounts. We also expect to continue to make substantial investments in our ongoing clinical trials and in additional clinical trials that are designed to provide clinical evidence of the safety and effectiveness of our existing and future generations of products. We expect to continue to make investments in research and development and regulatory affairs to develop future generations of products based on our technology, supported with appropriate regulatory submissions. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public-company reporting requirements under the Exchange Act and rules implemented by the Securities and Exchange Commission (the “SEC”), as well as Nasdaq rules. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.
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
Installed Base
Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. We believe our installed base is one of the key indicators of our ability to drive customer adoption of our products. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of September 30, 2021 and 2020 is set forth in the table below:

	As of September 30,
	2021	2020
	(unaudited)
Acutus Direct
U.S.	42	29
Outside the U.S.	18	15
Total Acutus Direct	60	44

Biotronik	11	5
Total installed base	71	49

Our net increase in installed base for the three and nine months ended September 30, 2021 and 2020, exclusive of transfers between Acutus and Biotronik, is set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Acutus Direct
U.S.	—	9	5	19
Outside the U.S.	—	2	4	3
Total Acutus Direct	—	11	9	22

Net systems to Biotronik	1	—	4	—
Total net system placements	1	11	13	22

Growth in our quarterly installed base can fluctuate due to a number of factors, including the commercial effectiveness of our sales representatives and strategic partners such as Biotronik, and the procurement and budgeting cycles of many of our customers, especially those where unused funds may be forfeited or future budgets may be reduced if purchases are not made by their fiscal year end. We also believe the timing of installations has been impacted and will continue to be impacted by the timing of product introductions and transitions. In addition, the growth of our market in certain geographic regions and our continued efforts to service these regions impact unit volumes quarter to quarter. In the U.S., we placed four systems and removed four systems from our installed base at hospitals with insufficient utilization to support a long-term contractual commitment, during the three months ended September 30, 2021. Outside of the U.S., we placed one system and moved one system to a new site with higher expected utilization during the three months ended September 30, 2021.
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
•Commercial Organization Size and Effectiveness. As of September 30, 2021, our commercial organization consisted of 88 individuals with substantial applicable medical device, sales and clinical experience, which is comprised of sales representatives, sales managers, mappers and marketing personnel. We intend to continue to make significant investments in our commercial organization by increasing the number of our sales representatives, sales managers and mappers, as well as by expanding our global marketing and training programs, to help facilitate further adoption of our products among existing and new customer accounts. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth or our costs incurred in anticipation of such growth.
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

•Continued Investment in Innovation. Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. In 2020, research and development continued to provide both new products as well as generational improvements to the current product lines through the release of five major versions of software, six disposable products including our first therapy device, and a significant improvement to our mapping system hardware. Additionally, research efforts evolved into development projects for advanced therapies, improved navigational accuracy and enhanced mapping capabilities. We expect our research and development expenditures to increase as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as potentially licensing or acquiring technology from third parties. For example, in April 2021, the Company and Biotronik entered into a Feasibility and Development Agreement to pursue the development of hardware, software and IT infrastructure to implement the Qubic Connect System. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. Introducing additional, innovative products is also expected to help support our existing installed base and help drive demand for additional installations of our system. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly relative to their perceived benefit, we may not be successful. Moreover, as cost of products sold, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
•Product and Geographic Mix and Timing. Our financial results, including our gross margins, may fluctuate from period to period due to a variety of factors, including: average selling prices; production volumes; the cost of direct materials; the timing of customer orders or medical procedures and the timing and number of system installations; the number of available selling days in a particular period, which can be impacted by a number of factors such as holidays or days of severe inclement weather in a particular geography; the mix of products sold and the geographic mix of where products are sold; the level of reimbursement available for our products; discounting practices; manufacturing costs; product yields; headcount and cost-reduction strategies. For example, gross margins on the sale of our products by our direct selling organization in the United States and Western Europe are higher than gross margins on the sale of our products by Biotronik in other parts of the world. Moreover, gross margins on the sale of our proprietary products are generally higher than gross margins on the sale of products we source through our strategic partnerships with third parties. Future selling prices and gross margins for our products may fluctuate due to a variety of other factors, including the introduction by others of competing products or the attempted integration by third parties of capabilities similar to ours into their existing products. We aim to mitigate downward pressure on our selling prices by increasing the value proposition offered by our products through innovation. While we have not yet experienced significant seasonality in our results, it is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season.
•Regulatory Approvals/Clearances and Timing and Efficiency of New Product Introductions. In May 2021, we received FDA approval to initialize an atrial fibrillation investigational device exemption trial in the United States with the AcQBlate Force Sensing Ablation System. Additionally, we received CE Mark approval for a broad suite of electrophysiology products that includes the AcQCross family of universal transseptal crossing devices, the next-generation AcQGuide MAX and AcQGuide VUE large bore delivery sheaths and the next-generation AcQMap mapping catheter in May 2021. We also received FDA clearance of our AcQCross family of universal transseptal crossing devices in April 2021. Further, we received CE Mark in December 2020 in Europe for the use of our AcQBlate Force Sensing Ablation System and are seeking FDA Premarket Approval for this system in the United States, as well as regulatory clearance or approval of our other pipeline products in the United States and in international markets. Our ability to grow our revenue will depend on our obtaining necessary regulatory approvals or clearances for our products. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly fluctuations in our results of operations.
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
•COVID-19 Pandemic. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in Carlsbad, California. As a result of such order, the majority of our employees have telecommuted, which may impact certain of our operations over the near term and long term. Moreover, beginning in March 2020 and continuing through the filing of this Form 10-Q, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Moreover, hospitals and other therapeutic centers suspended many elective procedures, resulting in a significantly reduced volume of procedures using our products. In addition, all clinical trials in Europe were suspended with follow-ups for clinical trials done via telecom, and we believe enrollment timing in our planned clinical trials will be slowed due to COVID-19 driven delayed access to enrollment sites. As a result of the interruptions to our business due to COVID-19, we enacted a cash conservation program, which included delaying certain non-critical capital expenditures and other projects and implementing a hiring freeze, headcount reductions and temporary compensation reductions (through August 2020). The effects of the pandemic began to decrease in late April 2020 as electrophysiology labs began reopening and procedure volumes began increasing as compared to COVID-19 related low points in March 2020. Our initial public offering (“IPO”) in August 2020 provided resources sufficient to restore compensation reductions to pre-COVID levels, as well as to restart hiring and capital expenditures in support of our growth. Over the past 12-months, we have continued to observe intermittent suspension of many elective procedures associated with the resurgence of COVID-19 in geographies where we sell, market and distribute our products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, hampering our ability to forecast the sustained impact on our business from COVID-19. We continue to see intermittent suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using our products. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. The markets we serve are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.
In addition, we may experience meaningful variability in our quarterly revenue and gross profit/loss as a result of a number of factors, including, but not limited to: inventory write-offs and write-downs; costs, benefits and timing of new product introductions; timing of system sales; pace of installed base growth; fluctuations in elective procedures; the availability and cost of components and raw materials; and fluctuations in foreign currency exchange rates. Additionally, we may experience quarters in which our costs and operating expenses, in particular our research and development expenses, fluctuate depending on the stage and timing of product development.
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
For the nine months ended September 30, 2021 and 2020, approximately 51% and 46%, respectively, of our sales were sold outside of the U.S. Additionally, for the nine months ended September 30, 2021 and 2020, approximately 24% and 40% of our sales are denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold consist primarily of raw materials, direct labor, manufacturing overhead associated with the production and sale of our disposable products and, to a more limited extent, production and depreciation of our AcQMap consoles and workstations that we install with our customer accounts. We depreciate equipment over a three-year period. Cost of products sold also includes expenditures for warranty, field service, freight, royalties and inventory reserve provisions. We expect cost of products sold to increase in absolute dollars in future periods as our revenue increases.
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
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to the contingent consideration associated with our June 2019 acquisition of Rhythm Xience, an entity with an integrated family of transseptal crossing and steerable introducer systems. This acquisition included potential earn out considerations based on the achievement of certain regulatory milestones and revenue milestones. Changes in the estimated fair value of the contingent consideration earn out are recognized in the statement of operations and comprehensive loss, and reflect the changes within this account.
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
Results of Operations for the Three Months Ended September 30, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
	(unaudited)
Revenue(1)	$4,601	$3,173	$1,428	45%
Costs and operating expenses:
Costs of products sold(2)	8,539	5,141	3,398	66%
Research and development(2)	9,299	8,343	956	11%
Selling, general and administrative(2)	15,805	15,833	(28)	0%
Change in fair value of contingent consideration	(1,953)	118	(2,071)	*
Total costs and operating expenses	31,690	29,435	2,255	8%
Loss from operations	(27,089)	(26,262)	(827)	3%
Other income (expense):
Change in fair value of warrant liability	—	(3,683)	3,683	*
Interest income	19	23	(4)	(17)%
Interest expense	(1,441)	(1,366)	(75)	5%
Total other expense, net	(1,422)	(5,026)	3,604	(72)%
Net loss	$(28,511)	$(31,288)	$2,777	(9)%
Other comprehensive income (loss)
Unrealized loss on marketable securities	(13)	(9)	(4)	44%
Foreign currency translation adjustment	(183)	78	(261)	(335)%
Comprehensive loss	$(28,707)	$(31,219)	$2,512	(8)%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Acutus Direct
Disposables	$2,437	$1,680
Systems	341	965
Service/Other	123	29
Total Acutus direct revenue	2,901	2,674
Distribution agreements	1,700	499
Total revenue	$4,601	$3,173

The following table provides revenue by geographic location for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Acutus Direct
United States	$2,164	$1,790
Outside the United States	737	884
Total Acutus direct revenue	2,901	2,674
Distribution Agreements
United States	25	77
Outside the United States	1,675	422
Total revenue through distribution agreements	1,700	499
Total revenue	$4,601	$3,173
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Cost of products sold	$243	$126
Research and development	567	319
Selling, general and administrative	2,767	5,929
Total stock-based compensation	$3,577	$6,374
Revenue
Revenue was $4.6 million for the three months ended September 30, 2021, compared to $3.2 million for the three months ended September 30, 2020. This increase of $1.4 million, or 45%, was primarily attributable to an increase of $1.2 million in revenue from distribution agreements attributable to increased purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and system sales, and an increase of $0.8 million in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base, offset by a decrease of $0.6 million in system sales in the current period.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $8.5 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020. This increase of $3.4 million, or 66%, was primarily driven by an increase of $2.1 million in depreciation and freight expense to support the higher installed base and an increase of $0.7 million due to the growth in revenue. Gross margin was negative 86% for the three months ended September 30, 2021, and negative 62% for the three months ended September 30, 2020. This decrease in gross margin was primarily attributable to product and geographic mix.
Research and Development Expenses
Research and development expenses were $9.3 million for the three months ended September 30, 2021, compared to $8.3 million for the three months ended September 30, 2020. This increase of $1.0 million, or 11%, was primarily attributable to $1.0 million in increased compensation and related costs from higher headcount, higher consulting fees of $0.5 million and higher other related costs of $0.3 million, partially offset by $0.8 million in decreased materials and supplies costs related to lower engineering project spending.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $15.8 million for both the three months ended September 30, 2021 and 2020.

Change in Fair Value of Contingent Consideration
For the three months ended September 30, 2021 and 2020, we recorded changes in fair value of contingent consideration of a decrease of $2.0 million and an increase of $0.1 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The decrease in 2021 was primarily attributable to a decrease in projected net revenue, along with a decrease to the expected term.
Other Income (Expense)
Other expense, net was $1.4 million for the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020. This decrease of $3.6 million was primarily attributable to a prior year change of $3.7 million in the fair value of the warrant liability.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
	(unaudited)
Revenue(1)	$12,901	$5,890	$7,011	119%
Costs and operating expenses:
Costs of products sold(2)	22,986	10,998	11,988	109%
Research and development(2)	27,843	24,492	3,351	14%
Selling, general and administrative(2)	47,658	35,193	12,465	35%
Change in fair value of contingent consideration	(3,364)	(1,466)	(1,898)	129%
Total costs and operating expenses	95,123	69,217	25,906	37%
Loss from operations	(82,222)	(63,327)	(18,895)	30%
Other income (expense):
Change in fair value of warrant liability	—	(5,555)	5,555	*
Interest income	88	393	(305)	(78)%
Interest expense	(4,285)	(4,090)	(195)	5%
Total other expense, net	(4,197)	(9,252)	5,055	(55)%
Net loss	$(86,419)	$(72,579)	$(13,840)	19%
Other comprehensive income (loss)
Unrealized loss on marketable securities	(3)	(50)	47	(94)%
Foreign currency translation adjustment	(317)	147	(464)	*
Comprehensive loss	$(86,739)	$(72,482)	$(14,257)	20%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Acutus Direct
Disposables	$7,036	$3,599
Systems	1,626	1,485
Service/Other	191	47
Total Acutus direct revenue	8,853	5,131
Distribution agreements	4,048	759
Total revenue	$12,901	$5,890

The following table provides revenue by geographic location for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Acutus Direct
United States	$5,976	$3,103
Outside the United States	2,877	2,028
Total Acutus direct revenue	8,853	5,131
Distribution Agreements
United States	281	92
Outside the United States	3,767	667
Total revenue through distribution agreements	4,048	759
Total revenue	$12,901	$5,890
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cost of products sold	$623	$292
Research and development	1,637	697
Selling, general and administrative	8,003	8,283
Total stock-based compensation	$10,263	$9,272
Revenue
Revenue was $12.9 million for the nine months ended September 30, 2021, compared to $5.9 million for the nine months ended September 30, 2020. This increase of $7.0 million, or 119%, was primarily attributable to a $3.4 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base, an increase of $3.3 million in revenue from distribution agreements attributable to increased purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed bases and a $0.1 million increase in system sales.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $23.0 million for the nine months ended September 30, 2021, compared to $11.0 million for the nine months ended September 30, 2020. This increase of $12.0 million, or 109%, was primarily driven by an increase of $5.4 million due to the growth in revenue, a $5.4 million increase in depreciation and freight expense to support the higher installed base, and a $1.0 million excess and obsolete inventory charge primarily related to our disposable products. Gross margin was negative 78% for the nine months ended September 30, 2021, and negative 87% for the nine months ended September 30, 2020. This improvement in gross margin was primarily attributable to increased revenue and higher production volumes, partially offset by the write-off of excess and obsolete inventory in the first quarter of 2021, related to our transition to fully in-house manufacturing and product line transition for our transseptal crossing device portfolio, as well as for slow moving inventory related to certain products impacted by COVID-19 headwinds.
Research and Development Expenses
Research and development expenses were $27.8 million for the nine months ended September 30, 2021, compared to $24.5 million for the nine months ended September 30, 2020. This increase of $3.4 million, or 14%, was primarily attributable to $3.4 million in increased compensation and related costs from higher headcount.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $47.7 million for the nine months ended September 30, 2021, compared to $35.2 million for the nine months ended September 30, 2020. This increase of $12.5 million, or 35%, was primarily attributable to $9.8 million in increased compensation and $2.7 million in increased insurance costs in connection with our operations as a public company.
Change in Fair Value of Contingent Consideration
For the nine months ended September 30, 2021 and 2020, we recorded changes in fair value of contingent consideration of $3.4 million and $1.5 million, respectively, for the decrease in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The change in 2021, compared to 2020, was primarily attributable to a decrease in projected net revenue, along with a decrease to the expected term.
Other Income (Expense)
Other expense, net was $4.2 million for the nine months ended September 30, 2021, compared to $9.3 million for the nine months ended September 30, 2020. This decrease of $5.1 million was primarily attributable to a prior year change of $5.6 million in the fair value of the warrant liability.
Liquidity and Capital Resources
We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents and marketable securities of $134.5 million and $139.8 million, respectively. For the nine months ended September 30, 2021 and the year ended December 31, 2020, our net losses were $86.4 million and $102.0 million, respectively, and our net cash used in operating activities was $77.1 million and $85.2 million, respectively. We had an accumulated deficit of $447.4 million and $361.0 million as of September 30, 2021 and December 31, 2020, respectively.
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
In July 2021, we issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. We received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, we received proceeds of $82.7 million from the offering.
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
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include the potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory milestones and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020 and an additional $2.5 million in the first quarter of 2021 in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of September 30, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.
With the closing of our IPO and subsequent follow on offering, our current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, we will need to raise additional funds through the issuance of additional debt, equity or both in the future. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(77,101)	$(61,038)
Net cash provided by (used in) investing activities	30,490	(54,255)
Net cash provided by financing activities	80,083	164,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(214)	143
Net change in cash, cash equivalents and restricted cash	$33,258	$48,850
Operating Activities
During the nine months ended September 30, 2021, operating activities used $77.1 million of cash, an increase of $16.1 million from the nine months ended September 30, 2020. This increase was attributable to higher net losses of $13.8 million and an decrease in non-cash items of $2.4 million, including a decrease in the fair value of warrant liability of $5.6 million and a decrease in the change in fair value of contingent consideration of $1.9 million, offset by an increase in depreciation expense of $2.5 million, an increase in stock-based compensation expense of $1.0 million, an increase in the amortization of premiums on marketable securities of $0.9 million, and an increase in amortization of debt issuance costs of $0.5 million, partially offset by favorable changes in working capital of $0.2 million.
Investing Activities
During the nine months ended September 30, 2021, investing activities provided $30.5 million of cash, an increase of $84.7 million from the nine months ended September 30, 2020. This increase was attributable to an increase in proceeds from maturities of marketable securities of $53.5 million, a decrease in the purchases of marketable securities of $38.5 million compared to prior year, and a decrease in purchases of property and equipment of $1.2 million, partially offset by a decrease from the prior year of sales of marketable securities of $8.5 million.
Financing Activities
During the nine months ended September 30, 2021, financing activities provided $80.1 million of cash, a decrease of $83.9 million from the nine months ended September 30, 2020. The decrease is primarily related to the difference in proceeds from our follow on offering in the current year and our IPO in the prior year of $83.6 million.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice.
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in additional earn out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020 and an additional $2.5 million in the first quarter of 2021 in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of September 30, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.

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
During the nine months ended September 30, 2021, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 19, 2021.
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
With respect to the quarter ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Recent Sales of Unregistered Securities.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021

10.1	Exchange Agreement, dated as of August 23, 2021, by and among the Company, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P.	8-K	001-39430	10.1	August 23, 2021
10.2	Exchange Agreement, dated as of August 23, 2021, by and among the Company, OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP.	8-K	001-39430	10.2	August 23, 2021
31.1	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Acutus Medical, Inc. (Registrant)

Date: November 12, 2021	By:	/s/ Vince Burgess
Vince Burgess President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ David H. Roman
David H. Roman Chief Financial Officer (Principal Financial Officer)