Form 10-K
period 2021-12-31
Acutus Medical, Inc.
filed 2022-03-30
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
Commission File Number 001-39430
__________________________________________
ACUTUS MEDICAL, INC.
(Exact name of Registrant as specified in its Charter)
__________________________________________

Delaware	45-1306615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2210 Faraday Ave., Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (442) 232-6080
______________________________
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $16.98 per share of the Registrant’s common stock on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was approximately $304.1 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The Registrant had no non-voting common equity as of June 30, 2021.

On March 28, 2022, there were 28,279,065 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant’s 2022 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Name:     KPMG LLP         Auditor Location:     San Diego, California          Auditor Firm ID: 185

i

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
Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, but are not limited to, the following:

•We have a history of net losses, and we expect to continue to incur losses for at least the next several years. If we ever achieve profitability, we may not be able to sustain it.

•We have a limited history operating as a commercial company; if we fail to effectively train our sales force, increase our sales and marketing capabilities or develop broad brand awareness in a cost-effective manner, our growth will be impeded, and our business will suffer.

•The commercial success of our products will depend upon attaining significant market acceptance of these products among hospitals, physicians, patients and payors.

•We have significant international operations, and intend to further expand our business internationally, which exposes us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

•We may not realize expected benefits from our refocused commercial strategy, cost reduction or restructuring efforts, which could have a material adverse effect on our ability to drive adoption of our core technology, results of operations, cash flows or financial condition.

•We face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain significant market penetration or improve our results of operations.

•If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

•We may not be able to develop, license or acquire new products, enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings, any of which could have a material adverse effect on our business, financial condition and results of operations.

ii

•Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business.

•We depend upon third-party suppliers, including single-source suppliers, making us vulnerable to supply disruptions and price fluctuations.

•Adoption of our products depends upon appropriate physician training, and inadequate training may lead to negative patient outcomes, affect adoption of our products and adversely affect our business.

•Defects or failures associated with our products could lead to recalls, safety alerts or litigation, as well as significant costs and negative publicity.

•Coverage and adequate reimbursement may not be available for the procedures that utilize our products, which could diminish our sales or affect our ability to sell our products profitably.

•Regulatory compliance, including compliance with U.S. federal and state fraud and abuse and other healthcare laws and regulations, is expensive, complex and uncertain, and failure to comply could lead to enforcement actions against us and other negative consequences for our business.

•If we are unable to obtain and maintain patent protection or freedom to operate for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any products we may develop, and our technology, may be adversely affected.

•Our operations and financial results have been, and will continue to be, adversely impacted by the COVID-19 pandemic, nurse and hospital staffing shortages and intermittent cancellations of elective procedures in the United States and the rest of the world.

•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
iii

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

We believe that by creating high definition, clinically accurate activation maps of all types of arrhythmias, our AcQMap System offers physicians better decision-making tools to determine where to ablate. Similarly, we believe the speed and ease of creating a map makes it practical for physicians to iteratively map, treat, re-map and adjust additional therapy if and when needed. In the second half of 2021, we received U.S. Food and Drug Administration, or FDA, clearance and Conformité Européenne Mark, or CE Mark, for our innovative suite of mapping software upgrades and algorithms, collectively called AcQMap 8. In addition to workflow enhancements, AcQMap 8 offers a unique-in-the-industry capability to automatically identify regions of interest, allowing physicians to better tailor therapy for each patient, leading to predictable procedures and better outcomes.

We have established a broad portfolio of electrophysiology products that complements our AcQMap System. In addition to our AcQMap System, our commercial product portfolio includes a suite of access devices, our transseptal crossing device and full product lines of diagnostic and, in our European markets, ablation catheters. In our European markets, our portfolio provides our customers with a complete solution—from vascular access to diagnosis and treatment of arrhythmias. In the United States, we are currently seeking regulatory approval for our ablation catheters to complement our portfolio of access and mapping devices. We also recently expanded our portfolio to include the AcQBlate® FORCE gold-tip, irrigated, radiofrequency force sensing ablation catheters and Qubic Force control unit, or AcQBlate Force Sensing Ablation System, which we commercialized following the December 2020 receipt of CE Mark approval in Europe. Biotronik SE & Co. KG, or Biotronik, had previously performed the BioConcept Study, which was used as the base data for CE Mark submission, and no additional clinical data was required for CE Mark approval. We also commenced the AcQForce Flutter investigational device exemption, or IDE, trial for U.S. Food and Drug Administration Premarket Approval, or FDA PMA, in the United States during the first half of 2021 to seek a right atrial typical flutter indication. We currently anticipate FDA PMA, and the U.S. commercial launch, of our AcQBlate Force Sensing Ablation System in the fourth quarter of 2022 or early 2023. The AcQBlate FORCE ablation catheter can deliver both radiofrequency (RF) as well as Pulsed Field Ablation (PFA) energy to ablate cardiac tissue. We initiated the AcQForce PFA-CE trial in Europe in November 2021 and treated the first cohort of patients with the Acutus PFA system integrated into the AcQMap mapping system. We will pursue CE Mark for our PFA system following the completion of the trial and satisfactory preparation of regulatory submission documents. We believe that our ability to offer a broad and differentiated product portfolio will support the adoption and utilization of our AcQMap System and drive an efficient business model. Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system.
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

Atrial fibrillation, or AF, is the most common arrhythmia and is characterized by rapid and irregular activation of the heart. This irregular behavior increases the potential to develop blood clots within the upper chambers of the heart, which can then circulate to other organs, leading to reduced blood flow and strokes. We estimate that there were approximately 470,000 cardiac ablation procedures globally for atrial fibrillation in 2020.

Supraventricular tachycardias, or SVTs, are characterized by a rapid heartbeat in the upper chambers of the heart. These arrhythmias, which include atrial flutter and atrial tachycardia, among others, can arise organically or as a result of an incomplete ablation for atrial fibrillation. These post AF ablation SVT procedures are considered to be “complex” SVT ablation procedures. We estimate there were approximately 410,000 ablation procedures worldwide for SVTs in 2020. Moreover, the number of SVT procedures that fall under the complex category are expected to grow as a result of growth in AF ablation procedures.

Ventricular arrhythmias affect the lower chambers of the heart and consist primarily of ventricular tachycardias, or VTs, and premature ventricular contractions, or PVCs. If left untreated, VTs and PVCs can lead to heart failure, ventricular fibrillation and sudden cardiac death. We estimate that there were approximately 92,000 ablation procedures globally for ventricular arrhythmias in 2020.

Currently marketed mapping systems rely on tissue contact and a fixed timing reference to collect and align data in the proper sequence. As a result, they are designed to map simple, stable and repetitive arrhythmias, such as certain SVTs and VTs. Collecting a critical mass of data points to see even a stable rhythm is time consuming with contact mapping technologies, as data collection is sequential and by definition requires contact at all areas to fully map the heart. This time consuming, sequential data collection results in significant variability in the map quality and therefore the diagnostic relevance of the map in guiding therapy. Innovation in contact mapping systems therefore have been limited to enabling faster data collection via adding more sensors to contact mapping catheters. In addition, these technologies can only map one rhythm from each data collection session and are not capable of quickly and reliably mapping unstable or complex arrhythmias such as AF, certain VTs, PVCs or many types of SVTs, generating an unmet need in the market for effective diagnostic and treatment alternatives.

Our Solution
We design, manufacture and market a range of tools for catheter-based ablation procedures to treat various arrhythmias. Our foundational and most highly differentiated product is our AcQMap imaging and mapping system which offers a non-contact map paradigm-shifting approach to mapping the drivers and maintainers of arrhythmias with unmatched speed and precision. With the ability to rapidly and accurately identify ablation targets and to confirm both ablation success and procedural completion, we believe our AcQMap System addresses the primary unmet need in electrophysiology procedures today.
Overview of Our AcQMap System
We developed our AcQMap System to address the key challenges that electrophysiologists face during ablation procedures and remove the barriers to adopting ablation for complex arrhythmia procedures.
Our AcQMap System consists of our AcQMap catheter, console and workstation. Our system uses a paradigm-shifting approach. With 48 ultrasound transducers interspersed between 48 biopotential electrodes, our innovative mapping catheter collects the data required to create a comprehensive map of the cardiac anatomy and electrical propagation patterns and pathways without contacting the chamber wall. This allows us to create comprehensive diagnostic maps of the chamber anatomy and electrical propagation patterns and pathways in under three minutes. Our proprietary software algorithms analyze the biopotential data and are collectively able to map any type of stable or unstable arrhythmia, including atrial fibrillation, as well as all supraventricular tachycardias and ventricular arrhythmias. Our AcQMap 8 software platform, which we introduced in the second half of 2021, offers a unique-in-the-industry capability to automatically identify regions of interest, allowing physicians to better tailor therapy for each patient.
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
Demonstrated Clinical Outcomes. Our UNCOVER AF post-market approval trial, which assessed the effectiveness of the AcQMap System in identifying patient-specific targets for ablation, demonstrated favorable freedom from AF outcomes. The results are particularly favorable in the context of other landmark trials in the electrophysiology space, including the STAR AF II trial, which evaluated a similar population of persistent AF patients. We believe the key differentiator in outcomes was the use of our AcQMap System to map and identify key ablation patterns and targets.
Our Broad Portfolio
We have established a broad portfolio of electrophysiology products that complements our AcQMap System. In addition to our AcQMap System, our commercial product portfolio includes a suite of access devices, our transseptal crossing device and full product lines of diagnostic and, in our European markets, ablation catheters. In our European markets, our portfolio provides our customers with a complete solution—from vascular access to diagnosis and treatment of arrhythmias. In the United States, we are currently seeking regulatory approval for our ablation catheters to complement our portfolio of access and mapping devices. We also recently expanded our portfolio to include the AcQBlate Force Sensing Ablation System, which we launched following the December 2020 receipt of CE Mark approval in Europe. We commenced enrollment in an IDE trial for FDA

PMA in the United States in the first half of 2021. We currently anticipate FDA PMA, and the U.S. commercial launch, of our AcQBlate Force Sensing Ablation Catheter and System in the fourth quarter of 2022 or early 2023.
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

Patient Electrode Kit
Dual Purpose Introducer
AcQRef
ICE Catheter*
Innovative Health
Reprocessed
Septal Crossing
AcQCross Qx
Fixed Curve Sheath
AcQGuide MINI
Small Bore Steerable Sheath
AcQGuide FLEX
Large Bore Steerable Sheath
AcQGuide MAX
Diagnostic Mapping Catheters,
Accessories
Biotronik Private Label
High Density Atrial /
Ventricular Mapping
AcQMap 3D Imaging
and Mapping Catheter
Innovative Health Reprocessed*
Ablation Catheters
AcQBlate FORCE Sensing
Biotronik Private Label
Partnerships*
Stereotaxis
Biotronik Connectivity†
Single Position (AF),
SuperMap,
Contact
*Partnerships

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
Our growth strategies include:
•utilizing our superior mapping technology and open platform to establish our presence within a geographically targeted base of customer accounts and physicians;
•strategically positioning our commercial organization across targeted geographic regions to increase physician awareness and drive adoption;
•maximizing console utilization and procedure volume growth in targeted geographic regions;
•continuing to strategically expand our portfolio of products and broaden indications for existing products;

•leveraging our strategic partnerships to efficiently scale globally and broaden our product portfolio; and
•continuing to build our clinical evidence base.
Impact of COVID-19
Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. Moreover, beginning in March 2020 and continuing through the filing of this Form 10-K, access to hospitals and other customer sites was restricted, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Over the past 12 months, we have continued to observe intermittent suspension of many elective procedures, as well as nursing and staffing shortages associated with the resurgence of COVID-19 in geographies where we sell, market and distribute our products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, hampering our ability to forecast the sustained impact on our business from COVID-19. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders, and capacity restrictions have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. The markets we serve are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.
Corporate Restructuring

On January 19, 2022, we announced a corporate restructuring to reduce our operating expenses and to optimize our cash resources, pursuant to which we undertook a reduction in force, or RIF, and implemented additional cost reduction measures. The restructuring was the result of a detailed review of our strategic priorities, the external environment and cost structure, and is intended to sharpen our focus and strengthen our financial position. As part of the restructuring, we intend to prioritize maximizing console utilization and procedure volume growth in targeted geographic regions, as well as a more focused scope of product development initiatives.
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of cardiovascular medical devices. Our most significant competitors in the electrophysiology field include Abbott Laboratories, Biosense Webster Inc. (a Johnson & Johnson Company), Boston Scientific Corporation and Medtronic plc. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. Some of our competitors have:
•significantly greater name recognition;
•broader or deeper relations with healthcare professionals, customers and third-party payors;
•more established distribution networks;
•additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•greater financial and human resources for product development, sales and marketing and patent prosecution.
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
•strategically develop innovative proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;
•obtain and maintain regulatory clearances or approvals;
•demonstrate safety and effectiveness in our sponsored and third-party clinical trials;
•expand our sales force within key geographic regions to increase physician awareness;
•leverage our strategic partnerships and alliances to achieve distribution at a global scale and broaden our product portfolio;
•obtain and maintain coverage and adequate reimbursement for procedures using our products;
•attract and retain skilled research, development, sales and clinical personnel;
•cost-effectively manufacture, market and sell our products; and
•obtain, maintain, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.
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
As of December 31, 2021, our patent portfolio included 32 solely owned or exclusively licensed U.S. patents and 26 solely owned or exclusively licensed pending U.S. patent applications (including one solely owned Patent Cooperation Treaty, or PCT, applications and four solely owned provisional U.S. patent applications). In addition, we solely owned or exclusively licensed 60 issued patents and 59 pending patent applications in jurisdictions outside the United States. Of our 85 pending patent applications (U.S. and outside the U.S.), three have been allowed. Of our 32 owned and exclusively licensed U.S. patents, 30 U.S. patents cover our AcQMap mapping system. Such U.S. patents, and any U.S. patents that may in the future issue from such applications, are scheduled to expire between 2027 and 2041 without taking potential patent term extensions or adjustments into account, and assuming national phase entries are timely made upon our pending PCT application and timely payments of all applicable maintenance or annuity fees are made.
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
U.S. Food and Drug Administration
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
The PMA Process
A PMA application under section 515 of the FDCA must be submitted to the FDA for Class III devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA application process is much more demanding than the 510(k) premarket notification process. A PMA is based on a determination by the FDA that the PMA application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s).
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
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FDCA caused by the device that may present a risk to health; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, our Notified Body, DQS-MED, regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance in order to maintain our CE Mark.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
•withdrawing 510(k) clearance or premarket approvals that have already been granted; and
•criminal prosecution.
Export of Our Products
Export of products subject to the 510(k) notification requirements, but not yet cleared to market, is permitted with FDA authorization provided certain requirements are met. Unapproved or uncleared products subject to the PMA requirements may be exported if the exporting company and the device meet certain criteria, including, among other things, that the device complies with the laws of the receiving country, has valid marketing authorization from the appropriate authority and the company submits a “Simple Notification” to the FDA when it begins to export. Importantly, however, export of such products may be limited to certain countries designated by statutory provisions, and petitions may need to be submitted to the FDA to enable export to countries other than those designated in the statutory provisions. The petitioning process can be difficult, and the FDA may not authorize unapproved or uncleared products to be exported to countries to which a manufacturer wishes to export. Devices that are adulterated, devices whose label and labeling does not comply with requirements of the country receiving the product, and devices that are not promoted in accordance with the law of the receiving country, among others, cannot be exported.
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
European Union
Our portfolio of products is regulated in the European Union as a medical device per the MDD. The MDD sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE Mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for the CE Mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similar to the U.S. system. The class of a product determines the conformity assessment required before the CE Mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE Mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE Mark is issued by DQS-MED (Frankfurt, Germany).
After the product has received the CE Mark and been placed on the market in the European Economic Area, or EEA, a manufacturer must comply with a number of regulatory requirements relating to:
•registration of medical devices in individual EEA countries;
•pricing and reimbursement of medical devices;
•establishment of post-marketing surveillance and adverse event reporting procedures;
•field safety corrective actions, including product recalls and withdrawals; and
•interactions with physicians.
In 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. The Medical Devices Regulation, among other things, establishes a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.
The Medical Devices Regulation:
•strengthened the rules on placing devices on the market and reinforce surveillance once they are available;
•established explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improved the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
To the extent that any of our products were already certified under the existing regulatory framework, the Medical Devices Regulation allows us to market them provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. Under article 120(2) of the Medical Devices Regulation, certificates issued by Notified Bodies before May 25, 2017 will remain valid until their indicated expiry dates. By contrast, certificates issued after May 25, 2017 will be void at the latest by May 27, 2024. Accordingly, before that date, we will need to obtain new CE Certificats de Conformité.
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

Third-party payors are increasingly examining the cost effectiveness of products, in addition to their safety and efficacy, when making coverage and payment decisions. Third-party payors have also instituted initiatives to limit the growth of healthcare costs using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require demonstrated superiority, on the basis of randomized clinical trials, or pre-approval of coverage, for new or innovative devices or procedures before they will reimburse healthcare providers who use such devices or procedures. Additionally, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for procedures that utilize one or more products for which we receive regulatory clearance and approval, less favorable coverage policies and reimbursement rates may be implemented in the future. It is uncertain whether our current products or any planned or future products will be viewed as sufficiently cost effective to warrant coverage and adequate reimbursement levels for procedures using such products.
Human Capital Resources
We are an arrhythmia management company focused on improving the way cardiac arrhythmias are diagnosed and treated. We are committed to advancing the field of electrophysiology and our team is comprised of passionate, driven and dedicated professionals working to provide better tools for clinicians and making life better for the individuals who suffer from complex cardiac arrhythmias. As of December 31, 2021, we had 338 full-time employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Culture & Values
We pride ourselves on being an innovative company comprised of dedicated and talented industry leaders working together to make a distinctive mark within the medical device industry. Our team works diligently to fulfill the mission of bringing an advanced tool for identifying and mapping complex arrhythmias to physicians and hospitals in order to optimize and expand the success of cardiac ablation. As employees of Acutus, we are:
•Accountable to patients, physicians and each other;
•Courageously pursuing continuous improvement;
•United as one team achieving excellence;
•Tenacious about innovation;
•Uncompromising in integrity; and
•Science based-talent driven.
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
Talent Attraction, Retention & Engagement
We seek to identify, recruit and retain a dynamic and innovative team of professionals that is committed to improving the diagnosis and treatment of cardiac arrhythmias. As of December 31, 2021, 133 employees, or 39% of our workforce, have been at Acutus for at least two years.

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
Implications of Being an Emerging Growth Company and a Smaller Reporting Company
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements.
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
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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
Our success will depend, in part, on the acceptance of our products as safe, effective and, with respect to providers, cost-effective. We cannot predict how quickly, if at all, hospitals, physicians, patients or payors will accept our products or, if accepted, how frequently they will be used. Our products and planned or future products we may develop or market may never gain broad market acceptance for some or all of our targeted indications. Hospitals, physicians, patients and payors must believe that our products offer benefits over alternative treatment methods. To date, a substantial majority of our product sales and revenue have been derived from a limited number of customers who have adopted our AcQMap System and accompanying products. Our future growth and profitability largely depend on our ability to increase physician awareness of our system and our products and on the willingness of hospitals, physicians, patients or payors to adopt them. These parties may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products are safe, effective and, with respect to providers, cost-effective, on a stand-alone basis and relative to competitors’ products. Healthcare providers must believe that our products offer benefits over alternative treatment methods. Even if we are able to raise awareness, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our products for recommendation to their hospitals or patients for a variety of reasons, including:
•long-standing relationships with competing companies and distributors that sell other products;
•competitive response and negative selling efforts from providers of alternative products;
•lack of experience with our products and concerns that we are relatively new to market;
•lack or perceived lack of sufficient clinical evidence, including long-term data, supporting safety or clinical benefits; and
•time commitment and skill development that may be required to gain familiarity and proficiency with our products.
Physicians play a significant role in determining the course of a patient’s treatment, and, as a result, the type of treatment that will be utilized and provided to a patient. We focus our sales, marketing and education efforts primarily on cardiac electrophysiologists. However, we cannot assure you that we will achieve broad market acceptance among these practitioners.
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
Our reputation among our current or potential customers, as well as among electrophysiologists, could also be negatively affected by safety or customer satisfaction issues involving us or our products, including product recalls. Any product recalls or other safety or customer satisfaction issues relating to our reputation could negatively affect our ability to establish or maintain broad adoption of our products, which would harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, we have sold our products directly in the United States, Belgium, the Czech Republic, Denmark, France, Germany, Great Britain, Italy, the Netherlands, Sweden and Switzerland. Our business strategy includes plans for significant expansion in the countries in which we currently operate as well as other international markets and may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international payors. During the years ended December 31, 2021 and 2020, 52% and 43%, respectively, of our revenue was generated from customers located outside of the United States, and we anticipate that international sales will continue to represent a substantial portion of our total sales in the future. For example, in May 2020, we entered into an expansive bi-lateral distribution agreement with Biotronik, pursuant to which Biotronik agreed to distribute our products in Germany, Japan, Mexico, Switzerland and multiple countries in Asia-Pacific, Eastern Europe, the Middle East and South America. In addition, some of our employees, including those of our Belgium subsidiary, suppliers and other strategic partners are located outside of the United States. Doing business internationally involves a number of risks, including:
•changes in a country’s or region’s political or economic conditions, including any potential impact resulting from the United Kingdom’s, or UK, exit from the European Union, commonly referred to as Brexit;
•difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•obtaining regulatory approvals where required for the sale of our products in various countries;
•requirements to maintain data and the processing of that data on servers located within such countries;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•trade protection measures, customs clearance and shipping delays;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreaks of disease or public health crises (including the impact of the COVID-19 pandemic), boycotts, curtailment of trade and other market restrictions;
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the FCPA, U.K. Bribery Act 2010 and comparable laws and regulations in other countries;
•our reliance on international distributors, who we do not control, to effectively market and sell our products in full compliance with applicable laws;
•differing protection of intellectual property; and
•increased financial accounting and reporting burdens and complexities.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with manufacturers and distributors of cardiovascular medical devices. Our most significant competitors in the electrophysiology field include Abbott Laboratories, Biosense Webster Inc. (a Johnson & Johnson Company), Boston Scientific Corporation and Medtronic plc. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Therefore, they can spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have a single product or a limited range of products. Some of our competitors have:
•significantly greater name recognition;
•broader or deeper relations with healthcare professionals, customers and third-party payors;
•more established distribution networks;
•additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•greater financial and human resources for product development, sales and marketing and patent prosecution.
We compete primarily on the basis that our products are designed to enable more physicians to treat more patients more efficiently and effectively.

Our continued success depends on our ability to:
•continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;
•obtain and maintain regulatory clearances or approvals;
•demonstrate safety and effectiveness in our sponsored and third-party clinical trials;
•increase the productivity of our sales force across key geographic markets;
•leverage our strategic partnerships and alliances to achieve distribution at a global scale, broaden our product portfolio and enable and accelerate global connectivity;
•obtain and maintain coverage and adequate reimbursement for procedures using our products;
•attract and retain skilled research, development, sales and clinical personnel;
•cost-effectively manufacture, market and sell our products; and
•obtain, maintain, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.
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

We may not realize expected benefits from our cost reduction and restructuring efforts, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

On January 19, 2022, we announced a corporate restructuring to reduce our operating expenses and optimize our cash resources, pursuant to which we undertook a RIF, and implemented additional cost reduction measures. As part of the restructuring, we intend to prioritize maximizing console utilization and procedure volume growth in targeted geographic regions, as well as a more focused scope of product development initiatives. These activities are complex and may involve or require significant changes to our operations. If we do not successfully manage these activities, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable political responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; the failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.
We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. For example, in 2021, our headcount increased by 16%, and we released multiple new disposable and hardware products as well as multiple software updates. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and manufacturing operations and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future products. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, and reporting systems and procedures. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, it may be difficult for us to execute our business strategy and our business could be adversely affected.
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
•the level of demand for our products, which may vary significantly from period to period;
•expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•the timing and cost of clinical trials, including obtaining regulatory approvals or clearances for planned or future products;
•the rate at which we grow our sales force and the speed at which newly hired salespeople become effective, and the cost and level of investment therein;
•the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•coverage and reimbursement policies with respect to the procedures using our products and potential future products that compete with our products;
•the timing and success or failure of clinical trials for our current or planned products or any future products we develop or competing products;
•the timing of customer orders or medical procedures, the timing and number of installations of our AcQMap console and workstation, the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold and the geographic mix of where products are sold;
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our products, which may change from time to time;
•the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers;
•natural disasters, outbreaks of disease or public health crises, such as the COVID-19 pandemic;
•the timing and nature of any future acquisitions or strategic partnerships; and
•future accounting pronouncements or changes in our accounting policies.
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

The COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. Moreover, beginning in March 2020 and continuing through the filing of this Form 10-K, access to hospitals and other customer sites was restricted, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. As the COVID-19 pandemic continues to spread around the globe, the impact may be prolonged and we may experience additional disruptions that could severely impact our business, including:
•significant interruptions to, or temporary closures of, our operations, including our manufacturing facility or our commercial organization;
•adverse effects of the COVID-19 pandemic on macroeconomic conditions as well as within the economies and financial markets of specific regions in which our products are marketed;
•continued depressed demand for installations of our AcQMap console and workstation and for our disposable products during a prolonged delay in physicians performing elective procedures using our products, or due to focusing their resources elsewhere;
•continued or increased delays or difficulties in enrolling patients in our clinical trials or the interruption or delay of key clinical trial activities, such as clinical trial site monitoring, due to limitations on access to trial sites or limitations on travel imposed or recommended by federal or state governments, employers and others;
•limitations in resources that would otherwise be focused on the conduct of our business, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed shelter-in-place or similar working restrictions;
•difficulties in recruitment of qualified sales and marketing personnel and mappers during a period in which we are seeking to significantly expand our commercial organization; and
•interruption in global shipping that may affect the shipment of our products or the transport of clinical trial materials.

We are continuously assessing the ongoing impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines over time, will depend, in part, on the length and severity of these continuing restrictions and on our ability to conduct business in the ordinary course. The global outbreak of COVID-19 continues to evolve. Over the past 12-months, we have continued to observe intermittent suspension of many elective procedures, as well as nursing and staffing shortages associated with the resurgence of COVID-19 in geographies where we sell, market and distribute our products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, hampering our ability to forecast the sustained impact on our business from COVID-19. We cannot assure you that we will not experience similar, or even more sustained, access restrictions or decreases in procedural activities as hospitals continue to deal with the COVID-19 pandemic. If cases of COVID-19 increase and hospitals again prioritize those patients, additional restrictions may be implemented which would adversely impact our business and financial results.
Additionally, certain third parties with whom we engage, including our strategic partners, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Quarantines, shelter-in-place, and capacity restrictions and similar government orders may continue to impact our third-party manufacturers and suppliers and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. The markets we serve are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets.

Any of the above mentioned factors could affect our business, prospects, financial condition and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.
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
In addition, our research and development programs, clinical operations and sales and marketing efforts depend on our ability to attract and retain highly skilled scientists, engineers and sales professionals. Competition for skilled personnel in our market is intense, and we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these "underwater" options are less useful as a motivation and retention tool for our existing employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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
We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; (vi) changes in the cost of these purchases due to inflation, exchange rates, tariffs or other factors; and (v) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory and other obligations may have a material adverse effect on our business, financial condition and results of operations.
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
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for procedures involving the use of our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our revenue and gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase, for example, due to increased inflation and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm our business, financial condition and results of operations.
We have significant customer concentration, with a limited number of customers accounting for a significant portion of our 2021 revenue. If we fail to retain these customers, our revenue could decline significantly.
We currently derive a significant portion of our revenue from a relatively small number of customers. Our top three and five customers accounted for 37% and 44% of our revenue in 2021, respectively. There are inherent risks whenever a large percentage of revenue is concentrated with a limited number of customers. Our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant customer. In the future, any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline and could have a material adverse effect on our business, financial condition and results of operations. If we do not diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.
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
Furthermore, the current lease for our manufacturing facility expires at the end of 2027, and we may be unable to renew our lease or find a new facility on commercially reasonable terms. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
We have limited experience manufacturing our products in commercial quantities, which could harm our business.
Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter production delays or shortfalls. Such production delays or shortfalls may be caused by many factors, including the following:
•our intent to expand our manufacturing capacity, as a result of which our production processes may have to change;

•key components of our products are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;
•a delay in completing validation and verification testing for new controlled environment rooms at our manufacturing facility;
•state and federal regulations, including the FDA’s QSR for the manufacture of our products, noncompliance with which could cause an interruption in our manufacturing; and
•attraction and retention of qualified employees for our operations in order to significantly increase our manufacturing output.
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
We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory clearance or approval for new products or modifications of existing products, including new indications for existing products, including:
•enrollment in our clinical trials may be slower than we anticipate, or we may experience high screen failure rates in our clinical trials, resulting in significant delays;
•our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing which may be expensive and time-consuming;
•trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;
•the FDA or similar foreign regulatory authorities may find the product is not sufficiently safe for investigational use in humans;
•the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in different ways than we do;
•there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;
•there may be delays in obtaining IRB approvals or governmental approvals to conduct clinical trials at prospective sites;
•the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;
•the FDA or similar foreign regulatory authorities may change their review policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;
•we may have trouble in managing multiple clinical sites;
•we may have trouble finding patients to enroll in our trials;
•we may experience delays in agreeing on acceptable terms with third-party research organizations and trial sites that may help us conduct the clinical trials; and
•we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.
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
We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials for future products or indications may be delayed, suspended or terminated as a result of many factors, including:
•the FDA or other regulators disagreeing as to the design, protocol or implementation of our clinical trials;
•the delay or refusal of regulators or IRBs to authorize us to commence a clinical trial at a prospective trial site;
•changes in regulatory requirements, policies and guidelines;
•delays or failure to reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays in patient enrollment and variability in the number and types of patients available for clinical trials;
•the inability to enroll a sufficient number of patients in trials to observe statistically significant treatment effects in the trial;
•having clinical sites deviate from the trial protocol or dropping out of a trial;
•negative or inconclusive results from ongoing preclinical studies or clinical trials, which may require us to conduct additional preclinical studies or clinical trials or to abandon projects that we expect to be promising;
•safety or tolerability concerns that could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;
•reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns;
•regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or safety concerns, among others;
•lower than anticipated retention rates of patients and volunteers in clinical trials;
•our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a trial;
•delays relating to adding new clinical trial sites;
•difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•the quality of the products falling below acceptable standards;
•the inability to manufacture sufficient quantities of our products to commence or complete clinical trials; and
•exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.
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
We have acquired and may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we added an integrated product family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience and in July 2019, we acquired our AcQBlate Force Sensing Ablation System from Biotronik pursuant to the Biotronik License Agreement. However, we have limited experience in acquiring other businesses, products or technologies. The process of integrating an acquired company, business or technology may create unforeseen operating challenges, risks and expenditures, including that the acquisitions do not advance our corporate strategy, that we get an unsatisfactory return on our investment, that the acquisitions distract management, or that we may have difficulty: (i) integrating an acquired company’s accounting, financial reporting, management information and information security, human resource and other administrative systems to permit effective management; (ii) integrating the controls, procedures and policies at companies we acquire into our internal control over financial reporting; and (iii) transitioning the acquired company’s operations, suppliers and customers to us. It may take longer than expected to realize the full benefits from these acquisitions, such as increased revenue, enhanced efficiencies or increased market share, or the benefit may ultimately be smaller than we expected. Moreover, if any of our acquisitions or investments increase our international operations, it would expose us to additional risks relating to operating outside the United States, including increased operational and regulatory risks. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally. If an acquired business, product or technology fails to meet our expectations or results in unanticipated costs and expenses, our business, financial condition and results of operations may suffer.
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
On May 20, 2019, we entered into the 2019 Credit Agreement. The 2019 Credit Agreement provided us with a senior term loan facility in aggregate principal amount of $70.0 million, of which $40.0 million in aggregate principal amount is outstanding as of December 31, 2021. Of the remaining $30.0 million, none is available for borrowing. We could also incur additional indebtedness in the future.
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
We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our debt arrangement. The obligations under the 2019 Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to regulatory approvals and a material adverse change in our business, operations or other financial condition. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, ORO II may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. The 2019 Credit Agreement also provides for final payment fees of an additional $4.6 million that are due upon prepayment, on the maturity date or upon acceleration, as well as prepayment penalties.
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
Our reporting currency is the U.S. dollar and our sales outside the United States are primarily denominated in Euros and British Pound Sterling. For the years ended December 31, 2021 and 2020, approximately 27% and 29%, respectively, of our sales were denominated in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and Europe. If our operations in countries outside of the United States grows, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. In addition, because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. If we are unable to address these risks effectively, it could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $415.3 million and $105.7 million, respectively. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. If not utilized, our U.S. federal NOLs (and our state NOLs in conforming states) arising in taxable years beginning before 2018 will begin to expire in 2031. Deductibility of U.S. federal NOLs arising in taxable years beginning after 2017 and used in taxable years beginning after 2020 is limited to 80% of our taxable income before the deduction for such NOLs. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a Section 382 study to determine whether the use of our NOLs is impaired. We may have previously undergone an “ownership change.” In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact operating results.
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
In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally protected health information, insurance information and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, and that of our third-party billing and collections provider and other technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, bug or security vulnerabilities in the software or systems on which we rely, or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could materially and adversely affect our business, financial condition and results of operations.

Additionally, we cannot be certain that any insurance coverage that we may maintain will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising out of security breaches or other disruptions, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, financial condition and results of operations.
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

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. Further, various states, such as California, Massachusetts and Virginia, have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California enacted the CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning as early as July 1, 2020. The CCPA has been amended from time to time, and recently a new privacy law, the CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. This may potentially result in further uncertainty and require us to incur additional costs and expenses in efforts to comply. Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. In addition, we may obtain health information from third parties (including hospitals) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.
The collection and use of personal data in the European Union are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, or EU, to the United States and other third countries. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. In September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.
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
Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage, all of which may adversely affect our business. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the European Union member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, restrictions on data processing and other administrative penalties.

Further, following a referendum in June 2016 in which voters in the UK approved an exit from the EU, the United Kingdom government initiated a process to leave the EU known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In January 2021, following its exit from the EU, the UK transposed the GDPR into its domestic law with its own version of the GDPR (combining the GDPR and the UK Data Protection Act of 2018), or UK GDPR, which currently imposes the same obligations as the GDPR in most material respects and provides for fines of up to £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, for noncompliance. In addition, an actual or asserted violation of the GDPR or UK GDPR could result in regulatory investigation, reputational damage, orders to cease or change our processing of our data, enforcement notices and/or assessment notices (for a compulsory audit). We also may face civil claims, including representative actions and other class action-type litigation (where individuals have suffered harm), potentially resulting in our paying significant compensation or damages, or incurring other significant liabilities, as well as associated costs, diversion of internal resources and reputational harm. Going forward, there is increasing risk for divergence in application, interpretation, and enforcement of the data protection laws as between the United Kingdom and the EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. For example, on June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. This adequacy determination will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or revoked in the interim. We may incur liabilities, expenses, costs and other operational losses under the GDPR, UK GDPR and privacy laws of the applicable EU Member States and the United Kingdom in connection with any measures we take to comply with them.
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
We have incurred net losses since our inception in March 2011. For the years ended December 31, 2021 and 2020, we had a net loss of $117.7 million and $102.0 million, respectively, and we expect to continue to incur additional net losses for at least the next several years. As a result of these losses, as of December 31, 2021 and 2020, we had an accumulated deficit of $478.7 million and $361.0 million, respectively. Our operations have been financed primarily by aggregate net proceeds from the sale of equity and debt securities, as well as other indebtedness. Our losses and accumulated deficit have primarily been due to the significant investments we have made in our sales and marketing organization, clinical trials designed to provide clinical evidence of the safety and efficacy of our products and research and development and regulatory affairs to develop our products and support appropriate regulatory submissions. We have also invested in acquisitions of businesses, products and technologies that we believe complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. In addition, we have experienced negative gross margins in recent periods as a result of significant investments in our infrastructure to support our commercial launch and to enable our production volumes to scale as our business grows.
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
•the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
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
As of December 31, 2021 and 2020, we had $107.9 million and $139.8 million, respectively, in cash, cash equivalents and marketable securities. While we believe our existing cash, cash equivalents and marketable securities and anticipated cash generated from sales of our products, will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Annual Report on Form 10-K, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that revenue from commercial sales will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Our current products are subject to extensive regulation by the FDA in the United States, our Notified Body in the European Union and certain other non-U.S. regulatory agencies. Complying with these regulations is costly, time-consuming, complex and uncertain. Government regulations specific to medical devices are wide-ranging and include, among other things, oversight of:
•product design, development, manufacture (including suppliers) and testing;
•laboratory, preclinical and clinical trials;

•product safety and effectiveness;
•product labeling;
•product storage and shipping;
•record keeping;
•premarket clearance or approval;
•marketing, advertising and promotion;
•product sales and distribution;
•product changes;
•product recalls; and
•post-market surveillance and reporting of deaths or serious injuries and certain malfunctions.
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
In the process of obtaining PMA, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
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

Any enforcement action by the FDA and other comparable non-U.S. regulatory agencies could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state or international agencies, which may include any of the following actions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications for repair, replacement or refunds;
•recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for 510(k) clearance or PMA of new products or modified products;
•operating restrictions;
•withdrawing 510(k) clearances or PMA that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
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
Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with current Good Manufacturing Processes under QSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining premarket notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA. As a company, we do not have prior experience in obtaining PMA.
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
The Medical Devices Regulation will only become applicable three years after publication. The effective date was further postponed by the European Commission for one year due to the COVID-19 pandemic, to May 2021. The new regulations, among other things:
•strengthens the rules on placing devices on the market and reinforce surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
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
Healthcare fraud and abuse laws and related regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:
•the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants or charitable donations. Practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our practices, such as trial periods or purchase of certain components of our mapping systems from customers, may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability. CMS issued a final rule effective January 19, 2021 that created new safe harbors for (among other things) certain value-based arrangements and patient engagement tools, and modify and clarify the scope of existing safe harbors for warranties and personal service agreements; the impact of the new safe harbor regulations on our operations is not yet clear;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and the Civil Monetary Penalties Laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the federal civil False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the federal civil False Claims Act for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. Federal civil False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, healthcare and medical device companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings.

•HIPAA, which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making a materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;
•HIPAA, as amended by the HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and covered subcontractors that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We believe we are not a covered entity or typically a business associate for purposes of HIPAA;
•the federal Physician Payments Sunshine Act, also known as Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions, to the CMS information related to payments or other “transfers of value” made to physicians, as defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including certain sales and marketing practices, and financial arrangements with physicians, other healthcare providers and other customers, could be subject to challenge under one or more such laws. If an arrangement were deemed to violate the Anti-Kickback Statute, it may also subject us to violations under other fraud and abuse laws such as the federal civil False Claims Act and the Civil Monetary Penalties Laws. Moreover, such arrangements could be found to violate comparable state fraud and abuse laws.

Achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. If we or our employees are found to have violated any of the above laws, we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Companies settling federal civil False Claims Act, Anti-Kickback Statute or the Civil Monetary Penalties Laws cases also may be required to enter into a Corporate Integrity Agreement with the OIG in order to avoid exclusion from participation (i.e., loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses and could divert our management’s attention from the operation of our business, and may have a material adverse effect on our business, financial condition and results of operations.
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

There have been executive challenges to certain aspects of the Affordable Care Act. For example, President Trump signed executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. Legislation enacted in 2017, informally known as the Tax Cuts and Jobs Act, or TCJA, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced

Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.
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
The market price of our common stock has been volatile, and it may fluctuate or decline substantially due to a number of factors such as those listed in “—Risks Related to Our Business and Strategy” and the following:
•actual or anticipated changes or fluctuations in our operating results;
•the failure by our customers to obtain coverage and reimbursement levels that would be sufficient to support product sales to our customers;
•unanticipated serious safety concerns related to the use of our products;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products, significant acquisitions, strategic partnerships, joint venture, capital commitments or other transactions;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•future sales or expected future sales of our common stock;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;
•our cash position;
•sales of shares of our common stock by us or our shareholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•our inability to obtain adequate supplies and components for our products or inability to do so at acceptable prices;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•accusations that we have violated a law or regulation;
•recalls of our products;
•developments or disputes concerning our intellectual property rights, our solutions or third-party proprietary rights;
•any delay in any regulatory filings for our planned or future products and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such products;
•adverse regulatory decisions, including failure to receive regulatory approval or clearance of our planned and future products or maintain regulatory approval or clearance for our existing products;
•changes in laws or regulations applicable to our products;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•breaches of, or failures relating to, security, privacy or data protection;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•changes in accounting principles;
•ineffectiveness of our internal controls;
•actual or anticipated changes in healthcare policy and reimbursement levels;
•general economic conditions, including increased inflation and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
The market price of our common stock has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California (case numbers 22CV206 and 22CV0388). The plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. We expect the lawsuits to be consolidated. While we are defending the actions, due to the complex nature of the legal and factual issues involved in these matters, the outcome is not presently determinable. If these matters were to proceed beyond the pleading stage, we could be required to incur substantial costs and expenses to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

We may also be the target of this type of litigation in the future. Securities litigation against us, including the putative class actions described above, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
We are an emerging growth company, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and Annual Report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company until December 31, 2025. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•December 31, 2025, the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
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
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Our directors, executive officers and principal stockholders and their respective affiliates have substantial influence over us and could delay or prevent a change in corporate control; our principal stockholders may have interests that conflict with your interests as an investor in our common stock.
As of December 31, 2021, our directors, executive officers and holders of more than 5% of our common stock beneficially owned, as a group, 23.9% of our common stock. As of December 31, 2021, funds affiliated with certain of our directors also held all of the outstanding shares of our Series A Common Equivalent Preferred Stock, which are convertible into up to 6,665,841 shares of our common stock (which conversion is subject to certain beneficial ownership limitations set forth in our Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock). In addition, as of December 31, 2021, we had $40.0 million in aggregate principal amount of outstanding long-term debt under our 2019 Credit Agreement with an entity affiliated with OrbiMed Advisors LLC, or OrbiMed Advisors, one of our 5% holders. Our principal stockholders, in the aggregate, will continue to have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, in the aggregate, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
•delaying, deferring or preventing a change in corporate control;
•impeding a merger, consolidation, takeover or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
These provisions include the following:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
Economic conditions may adversely affect our business.
Adverse worldwide economic market and geopolitical conditions, including, but not limited to, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the recent Russian invasion of Ukraine and those related to the COVID-19 pandemic, may negatively impact our business. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections, and additional allowances may be required, which could adversely affect our business, financial condition and results of operations. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.
Litigation and other legal proceedings may adversely affect our business.
From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California (case numbers 22CV206 and 22CV0388). Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. We expect the lawsuits to be consolidated. While we are defending the actions, due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable. If these matters were to proceed beyond the pleading stage, we could be required to incur substantial costs and expenses to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.

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
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline. In addition, if we fail to meet the expectations of any analysts that covers us, our stock price could decline.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
We are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.
Our status as a public company and these new rules and regulations make it more expensive for us to obtain director and officer liability insurance, which may require us to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility and are under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
As of December 31, 2021, we lease approximately 50,800 square feet of office space for our corporate headquarters and manufacturing facility located in Carlsbad, California under a noncancelable operating lease that expires on December 31, 2027, with the option to renew for a period of an additional five years upon the expiration date of this lease. We also lease approximately 3,900 square feet of office space in Brussels, Belgium under a noncancelable operating lease that expires on December 31, 2024, with the option to renew for a period of an additional three years upon the expiration date of this lease. We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.
Item 3. Legal Proceedings.
From time to time, we are involved in legal proceedings, including litigation arising from the normal course of our business activities. We have also received, and may from time to time receive, letters from third parties alleging patent infringement, violation of employment practices or trademark infringement, and we may in the future participate in litigation to defend ourselves. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Other than the matters listed below, we are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California (case numbers 22CV206 and 22CV0388). Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. We expect the lawsuits to be consolidated. We are defending the actions.

Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable. If these matters were to proceed beyond the pleading stage, we could be required to incur substantial costs and expenses to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Market Prices and Dividends
Our common stock is listed on the Nasdaq Stock Market LLC and trades under the symbol “AFIB”. Public trading of our stock began on August 6, 2020. Prior to that, there was no public market for our stock. The approximate number of record holders of our common stock on March 28, 2022 was 74. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Unregistered Sales of Equity Securities:
We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide this information.
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
Item 6. Reserved
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

We were incorporated in the State of Delaware on March 25, 2011 and are headquartered in Carlsbad, California. Early versions of our AcQMap System and certain related accessory products have been used in the United States since May 2018 and Western Europe since July 2016 in a limited, pilot launch capacity, where our focus was on optimizing workflow and validating our value proposition. We fully commenced the launch of our commercial-grade console and software products in the first quarter of 2020. Critical to our launch were a series of recent strategic transactions and regulatory approvals, including: FDA 510(k) clearance and CE Mark of our second-generation AcQMap console and SuperMap software suite; the addition of an integrated family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience; and the acquisition of our AcQBlate Force sensing product line from Biotronik. Since our full launch, we have continued to enhance our product portfolio and global presence by entering into bi-lateral distribution agreements with Biotronik in May 2020, which added a full suite of diagnostic and ablation catheters to our product portfolio and significantly expanded our international distribution and market development capabilities.

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
For the year ended December 31, 2021 and 2020, we generated revenue of $17.3 million and $8.5 million, respectively, of which 52% and 43%, respectively, was from customers located outside of the United States. Since our inception, we have generated significant losses. Our net loss was $117.7 million and $102.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $478.7 million and $361.0 million, respectively, and working capital of $107.8 million and $129.5 million, respectively. Prior to our IPO in August 2020, our operations were financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.

On January 19, 2022, we announced a corporate restructuring to reduce our operating expenses and optimize our cash resources, pursuant to which we undertook a RIF and implemented additional cost reduction measures. The restructuring was the result of a detailed review of our strategic priorities, the external environment, and cost structure and is intended to sharpen our focus and strengthen our financial position. As part of the restructuring, we intend to prioritize maximizing console utilization and procedure volume growth in targeted geographic regions, as well as a more focused scope of product development initiatives. Based on the timing of notifications under the Worker Adjustment and Retraining Notification (WARN) Act, we expect to start realizing the benefits of our restructuring plan beginning late in the first quarter of 2022.

The sales organization will continue to focus on driving utilization and procedure growth in targeted geographic regions. Investments in research and development and clinical and regulatory affairs will have a focused scope on key product development initiatives. Additionally, we will continue to incur costs as a public company that we did not incur prior to our initial public offering or incurred prior to our initial public offering at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.
Key Business Metrics
We regularly review a number of operating and financial metrics, including the following key business metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are representative of our current business. However, we anticipate these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new products.

Installed Base
Our mapping and therapy platform is enabled by our AcQMap console that we install at customer sites globally. We believe our installed base is a key driver of our business model, enabling utilization and disposable pull-through. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of December 31, 2021 and 2020 is set forth in the table below:

	Year Ended December 31,
	2021	2020
Acutus
U.S.	42	37
Outside the U.S.	35	21
Total Acutus net system placements	77	58
Procedure Volumes
Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Procedure volumes and the utilization of our AcQMap console will be the primary driver of our business over the long-term.

During the years ended December 31, 2021 and 2020, physicians performed 1,570 and 930 procedures, respectively, including non-contact mapping and contact mapping worldwide, and therapeutic ablations outside the U.S.

Our total procedure volumes as of December 31, 2021 and 2020 is set forth in the table below:

	Year Ended December 31,
	2021	2020
Procedure volumes	1,570	930
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
•Commercial Organization Size and Effectiveness. As of December 31, 2021, our commercial organization consisted of 97 individuals with substantial applicable medical device, sales and clinical experience, which is comprised of sales representatives, sales managers, mappers and marketing personnel. We intend to continue to make significant investments in our commercial organization in training, developing, continuing education, and targeted increases in sales representatives, sales managers and mappers to help facilitate further adoption of our products among existing and new customer accounts. The effectiveness with which we manage our commercial organization and the speed at which newly hired personnel contribute to business performance can impact our revenue growth or our costs incurred in anticipation of such growth.
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
•Continued Investment in Innovation. Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. In 2021, research and development continued to provide both new products as well as generational improvements to the current product lines through the release of multiple versions of software and disposable products including significant improvements to our mapping system hardware. Additionally, research efforts evolved into development projects for advanced therapies, improved navigational accuracy and enhanced mapping capabilities. We expect our investments in research and development to decrease as we have a focused scope on key product development initiatives. We plan our research and development expenditures with internal initiatives, as well as potentially licensing or acquiring technology from third parties. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. Introducing additional, innovative products is also expected to help support our existing installed base and help drive demand for additional installations of our system. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly relative to their perceived benefit, we may not be successful. Moreover, as cost of products sold, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
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
•Regulatory Approvals/Clearances and Timing and Efficiency of New Product Introductions. In May 2021, we received FDA approval to initialize an atrial fibrillation IDE trial in the United States with the AcQBlate Force Sensing Ablation System. Additionally, we received CE Mark approval for a broad suite of electrophysiology products that includes the AcQCross family of universal transseptal crossing devices, the next-generation AcQGuide MAX and AcQGuide VUE large bore delivery sheaths and the next-generation AcQMap mapping catheter in May 2021. We also received FDA clearance of our AcQCross family of universal transseptal crossing devices in April 2021. Further, we received CE Mark in December 2020 in Europe for the use of our AcQBlate Force Sensing Ablation System and are seeking FDA PMA for this system in the United States, as well as regulatory clearance or approval of our other pipeline products in the United States and in international markets. Our ability to grow our revenue will depend on our obtaining necessary regulatory approvals or clearances for our products. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly and annual fluctuations in our results of operations.
•Competition. Our industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our most significant competitors are large, well-capitalized companies. We must continue to successfully compete considering our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who could use our products. Publication of clinical results by us, our competitors and other third parties can also have a significant influence on whether, and the degree to which, we are able to gain market share and increase utilization of our products.
•COVID-19 Pandemic. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. Moreover, beginning in March 2020 and continuing through the filing of this Form 10-K, access to hospitals and other customer sites was restricted, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Over the past 12 months, we have continued to observe intermittent suspension of many elective procedures, as well as nursing and staffing shortages associated with the resurgence of COVID-19 in geographies where we sell, market and distribute our products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, hampering our ability to forecast the sustained impact on our business from COVID-19. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders and capacity restrictions have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. The markets we serve are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.
In addition, we may experience meaningful variability in our yearly revenue and gross profit/loss as a result of a number of factors, including, but not limited to: inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; fluctuations in foreign currency exchange rates, inflation rates and interest rates; and our ability to realize the benefits of our recent corporate restructuring. Additionally, we may experience quarters in which our costs and operating expenses, in particular our research and development expenses, fluctuate depending on the stage and timing of product development.
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
For the years ended December 31, 2021 and 2020, approximately 27% and 29%, respectively, of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.

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
To align resources with our current strategic direction, we have undertaken a planned RIF and are implementing additional cost reduction measures. Due to this strategic realignment, we expect our research and development expenses to moderate in absolute dollars in the upcoming years.
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
To align resources with our current strategic direction, we have undertaken a planned RIF and are implementing additional cost reduction measures. Due to this strategic realignment, we expect our selling, general and administrative expenses to decrease in absolute dollars in the upcoming years.
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
Other Income (Expense)
Change in Fair Value of Warrant Liability
We accounted for certain of our freestanding warrants to purchase shares of our common stock and preferred stock as liabilities at fair value. On August 10, 2020, in connection with the closing of our IPO, the warrants no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability was reclassified to additional paid-in capital in the consolidated balance sheet.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense
Interest expense primarily relates to our 2019 Credit Agreement with OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P.

Results of Operations for the Years Ended December 31, 2021 and 2020
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and related notes. The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%

Revenue(1)	$17,263	$8,464	$8,799	104%
Costs and operating expenses:
Costs of products sold(2)	32,925	15,889	17,036	107%
Research and development(2)	36,683	33,454	3,229	10%
Selling, general and administrative(2)	63,523	50,357	13,166	26%
Change in fair value of contingent consideration	(3,746)	97	(3,843)	*
Total costs and operating expenses	129,385	99,797	29,588	30%
Loss from operations	(112,122)	(91,333)	(20,789)	23%
Other income (expense):
Change in fair value of warrant liability	—	(5,555)	5,555	*
Interest income	116	436	(320)	(73)%
Interest expense	(5,677)	(5,506)	(171)	3%
Total other expense, net	(5,561)	(10,625)	5,064	(48)%
Loss before income taxes	(117,683)	(101,958)	(15,725)	15%
Income tax expense	—	23	(23)	*
Net loss	$(117,683)	$(101,981)	$(15,702)	15%
Other comprehensive income (loss)
Unrealized loss on marketable securities	(37)	(53)	16	(30)%
Foreign currency translation adjustment	(460)	363	(823)	*
Comprehensive loss	$(118,180)	$(101,671)	$(16,509)	16%
*    Not meaningful
(1)The following tables sets forth our revenue for disposables, systems and service/other for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Disposables	$11,938	$6,713
Systems	4,058	1,660
Service/Other	1,267	91
Total revenue	$17,263	$8,464

	Year Ended December 31,
	2021	2020
United States	$8,325	$4,854
Outside the United States	8,938	3,610
Total revenue	$17,263	$8,464
(2)     The following table sets forth the stock-based compensation expense included in our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Cost of products sold	$864	$440
Research and development	2,181	1,002
Selling, general and administrative	10,709	10,661
Total stock-based compensation	$13,754	$12,103
Revenue
Revenue was $17.3 million for the year ended December 31, 2021, compared to $8.5 million for the year ended December 31, 2020. This increase of $8.8 million, or 104%, was attributable to a $5.2 million increase in purchase volume of our disposable products used in electrophysiology procedures as a result of a higher installed base and increased procedures, an increase of $2.4 million in system sales, and $1.2 million in services/other.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $32.9 million for the year ended December 31, 2021, compared to $15.9 million for the year ended December 31, 2020. This increase of $17.0 million, or 107%, was primarily driven by an increase of $6.8 million due to the growth in revenue and a $7.5 million increase in depreciation and freight expense to support the higher installed base. Gross margin was negative 91% for the year ended December 31, 2021, and negative 88% for the year ended December 31, 2020. This decrease in gross margin was attributable to several factors including, product and geographic mix, higher depreciation associated with placed equipment, higher field service expenses, as well as the write-off of excess and obsolete inventory in 2021.
Research and Development Expenses
Research and development expenses were $36.7 million for the year ended December 31, 2021, compared to $33.5 million for the year ended December 31, 2020. This increase of $3.2 million, or 10%, was primarily attributable to $2.9 million in increased compensation and related costs from higher headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $63.5 million for the year ended December 31, 2021, compared to $50.4 million for the year ended December 31, 2020. This increase of $13.2 million, or 26%, was primarily attributable to $10.8 million in increased compensation and $3.1 million in increased insurance costs in connection with our operations as a public company, partially offset by $0.7 million in decreased consulting expenses.
Change in Fair Value of Contingent Consideration
For the years ended December 31, 2021 and 2020, we recorded a change in fair value of contingent consideration of a decrease of $3.7 million and an increase of $0.1 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The decrease in 2021 was primarily attributable to a decrease in projected net revenue, along with a decrease to the expected term.
Other Income (Expense)
Other expense, net was $5.6 million for the year ended December 31, 2021, compared to $10.6 million for the year ended December 31, 2020. This decrease of $5.1 million, or 48%, was primarily attributable to a prior year change of $5.6 million in the fair value of the warrant liability.
Liquidity and Capital Resources
The Company has limited revenue, has incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of $107.9 million and $139.8 million, respectively. For the years ended December 31, 2021 and 2020, our net losses were $117.7 million and $102.0 million, respectively, and our net cash used in operating activities was $99.7 million and $85.2 million respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $478.7 million and $361.0 million, respectively, and working capital of $107.8 million and $129.5 million, respectively.
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
With the closing of the Company’s IPO in August 2020 and follow on offering in July 2021 and the January 2022 RIF, we believe the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, the Company may need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, that the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•our revenue growth;
•our ability to drive improved manufacturing efficiency;
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
•the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
•debt service requirements;
•the extent to which we acquire or invest in businesses, products or technologies;

•our ability to realize the anticipated benefits of our corporate restructuring; and
•the impact of the COVID-19 pandemic.
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include the potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory milestones and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik License Agreement, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of December 31, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters. We also incur costs as a public company that we did not incur prior to our IPO or incurred prior to our IPO at lower rates.

Under Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. We believe management’s plans sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern for at least twelve months from the date that the accompanying consolidated financial statements included elsewhere in this Form 10-K were issued. Going concern matters are more fully discussed in Note 1, “Organization and Description of Business - Liquidity and Capital Resources” of our consolidated financial statements. Additionally, we will need to raise additional funds through the issuance of debt and/or equity securities or otherwise, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To raise sufficient additional funds, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. In addition, our recent corporate restructuring is intended to reduce our operating expenses and optimize our cash resources. Based on the timing of notifications under the WARN Act, we expect to start realizing the benefits of our restructuring plan beginning late in the first quarter of 2022; however, there can be no assurance that we realize the benefits of the restructuring on the anticipated timeline, or at all.
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
Upon the occurrence and during an event of default, which includes but is not limited to payment default, covenant default or the occurrence of a material adverse change, the lenders may declare all outstanding principal and accrued and unpaid interest immediately due and payable, there would be an increase in the applicable interest rate by 10% per annum and the lenders would be entitled to exercise their other rights and remedies provided for under the 2019 Credit Agreement. Additionally, the lenders may request repayment of a portion of obligations outstanding under the 2019 Credit Agreement to the extent of the Company’s receipt of any (i) net casualty proceeds or (ii) net asset sales proceeds, as defined.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(99,682)	$(85,169)
Net cash provided by / (used in) investing activities	19,066	(63,824)
Net cash provided by financing activities	79,569	164,433
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(116)	342
Net change in cash, cash equivalents and restricted cash	$(1,163)	$15,782
Operating Activities
During the year ended December 31, 2021, operating activities used $99.7 million of cash, an increase of $14.5 million from the year ended December 31, 2020. This increase was attributable to higher net losses of $15.7 million and a decrease in non-cash items of $1.1 million, including a decrease in the fair value of warrant liability of $5.6 million and a decrease in the change in fair value of contingent consideration of $3.8 million, offset by an increase in depreciation expense of $3.0 million, an increase in AcQMap Systems converted to sales of $2.2 million, an increase in stock-based compensation expense of $1.7 million, an increase in the amortization of premiums on marketable securities of $0.8 million, and an increase in amortization of debt issuance costs of $0.6 million, partially offset by favorable changes in working capital of $2.3 million.
Investing Activities
Total cash provided by investing activities was $19.1 million and used in investing activities was $63.8 million for the years ended December 31, 2021 and 2020, respectively.
Cash provided by investing activities during 2021 was related to proceeds from maturities of marketable securities of $107.7 million and sales of marketable securities of $8.6 million. These inflows were partially offset by purchases of marketable securities of $87.3 million and purchases of property and equipment of $10.0 million.
Cash used in investing activities during 2020 was related to purchases of marketable securities of $114.7 million and purchases of property and equipment of $11.2 million. These outflows were partially offset by proceeds from maturities of marketable securities of $45.0 million and sales of marketable securities of $17.1 million.
Financing Activities
Total cash provided by financing activities was $79.6 million and $164.4 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $84.9 million is primarily related to the difference in proceeds from our follow on offering in the current year and our IPO in the prior year of $83.6 million.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $15.0 million in additional cash earn out consideration based on the achievement of certain regulatory and revenue milestones, of which $5.9 million has been paid as of December 31, 2021. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million. In addition, pursuant to the Biotronik License Agreement, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of December 31, 2021, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters.
Off-Balance Sheet Arrangements
As of December 31, 2021 and 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
Revenue from Contracts with Customers
We account for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers, or ASC 606, and ASC 842, Leases, or ASC 842. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
We usually place our AcQMap System at customer sites under evaluation agreements and we generate revenue from the sale of disposable products used with the AcQMap System. Disposable products primarily include AcQMap Catheters and AcQGuide Steerable Sheaths. Outside of the U.S., we also have the Qubic Force Device which generates revenue from the sale of the AcQBlate FORCE Ablation Catheters. We provide the disposable products in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposables at the agreed upon prices in the invoice. Generally, customers purchase disposable products using separate purchase orders after the equipment has been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. We have elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.
We sell the AcQMap System to customers along with software updates on a when-and-if-available basis, as well as the Qubic Force Device and a transseptal crossing line of products which can be used in a variety of heart procedures and does not need to be accompanied with an AcQMap System or Qubic Force Device. Included in the transseptal crossing line of products are primarily the AcQRef introducer sheath, the AcQGuide sheaths and the AcQCross Transseptal Dilator/Needle.

We also enter into deferred equipment agreements that are generally structured such that we agree to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranges from two to four years. We have determined that the deferred equipment agreements include an embedded sales-type lease. We allocate contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. We expense the cost of the device at the inception of the agreement and record a financial lease asset equal to the gross consideration allocated to the lease. The lease asset will be reduced by payments for minimum disposable purchases that are allocated to the lease.

Lastly, we enter into short-term operating leases, for the rental of the system after an evaluation. These lease agreements impose no requirement on the customer to purchase the equipment and the equipment is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that equals the value of the equipment nor is the lease term reflective of the economic life of the equipment.
Stock-Based Compensation
We account for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards, or RSAs, restricted stock units, or RSUs, and restricted stock units with non-market performance and service conditions, or PSUs, to be recognized in the consolidated financial statements based on their respective grant date fair values. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense was recognized for each vesting tranche over the respective requisite service period of each tranche upon the registration statement used in connection with the Company’s IPO being declared effective on August 5, 2020, when the Company’s management deemed it probable that the performance conditions were satisfied. The Company recognized a cumulative true-up adjustment related to PSUs once the conditions became probable of being satisfied as the related service period had been completed in a prior period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur.
In addition, we have an employee stock purchase plan, or ESPP, which has an offering period commencing on the first trading day on or after February 1 and August 1 of each year and terminating on the last trading day on or before July 31 and January 31, respectively. In November 2021, we amended our ESPP offering periods beginning in 2022 after the January 31 purchase, to commence on the first trading day on or after May 15 and November 15 of each year and terminating on the last trading day on or before November 14 and May 14, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. We recognizer an expense in the amount equal to the estimated fair value of the discount.
Fair Value Measurements
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest and Level 3 being the lowest). We classify our contingent consideration liability, discussed below, as Level 3.
In connection with certain of our acquisitions, additional contingent consideration can be earned by the sellers upon achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate; and (iv) expected volatility of net sales.

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
Goodwill
Goodwill is not amortized but is subject to periodic impairment testing. Goodwill is assigned to a reporting unit and the reporting unit’s goodwill is tested for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which we perform annually during the fourth quarter, we could first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. We could also elect to perform a quantitative impairment test without first assessing qualitative factors.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the JOBS Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or golden parachute arrangements. We have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.
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
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS
Acutus Medical, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Acutus Medical, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Acutus Medical, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
San Diego, California
March 30, 2022

ACUTUS MEDICAL, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$24,071	$25,234
Marketable securities, short-term	76,702	105,839
Restricted cash	150	150
Accounts receivable	3,633	2,160
Inventory	16,408	12,958
Prepaid expenses and other current assets	5,326	5,047
Total current assets	126,290	151,388

Marketable securities, long-term	7,120	8,726
Property and equipment, net	13,670	12,356
Right-of-use asset, net	4,521	1,669
Intangible assets, net	5,013	5,653
Goodwill	12,026	12,026
Other assets	1,152	717
Total assets	$169,792	$192,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,519	$8,266
Accrued liabilities	9,096	7,308
Contingent consideration, short-term	1,500	5,400
Operating lease liabilities, short-term	395	933
Total current liabilities	18,510	21,907

Operating lease liabilities, long-term	4,591	1,134
Long-term debt	40,415	39,011
Contingent consideration, long-term	500	3,900
Other long-term liabilities	50	—
Total liabilities	64,066	65,952
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized December 31, 2021 and 2020; 6,666 shares of preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of December 31, 2021, no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of December 31, 2021 and 2020; 27,957,223 and 27,991,425 shares issued and outstanding as of December 31, 2021 and 2020, respectively	28	28
Additional paid-in capital	584,613	487,290
Accumulated deficit	(478,698)	(361,015)
Accumulated other comprehensive (loss) income	(217)	280
Total stockholders' equity	105,726	126,583
Total liabilities and stockholders' equity	$169,792	$192,535
The accompanying notes are an integral part of these consolidated financial statements.

ACUTUS MEDICAL, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Revenue	$17,263	$8,464

Costs and operating expenses:
Cost of products sold	32,925	15,889
Research and development	36,683	33,454
Selling, general and administrative	63,523	50,357
Change in fair value of contingent consideration	(3,746)	97
Total costs and operating expenses	129,385	99,797
Loss from operations	(112,122)	(91,333)

Other income (expense):
Change in fair value of warrant liability	—	(5,555)
Interest income	116	436
Interest expense	(5,677)	(5,506)
Total other expense, net	(5,561)	(10,625)
Loss before income taxes	(117,683)	(101,958)
Income tax expense	—	23
Net loss	$(117,683)	$(101,981)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(37)	(53)
Foreign currency translation adjustment	(460)	363
Comprehensive loss	$(118,180)	$(101,671)

Net loss per common share, basic and diluted	$(4.11)	$(8.94)
Weighted average shares outstanding, basic and diluted	28,654,313	11,407,542
The accompanying notes are an integral part of these consolidated financial statements.

ACUTUS MEDICAL, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	391,210	$3,059	3,088,444	$40,685	4,499,921	$74,575	8,200,297	$135,039	695,902	$1	$33,252	$(259,034)	$(30)	$(225,811)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	363	363
Issuance of Series D convertible preferred stock for the Biotronik Asset Purchase	—	—	—	—	—	—	273,070	5,000	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for the contingent consideration related to the Rhythm Xience Acquisition	—	—	—	—	—	—	119,993	2,197	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon IPO	(391,210)	(3,059)	(3,088,444)	(40,685)	(4,499,921)	(74,575)	(8,593,360)	(142,236)	16,572,935	17	260,538	—	—	260,555
Issuance of common stock for cash, net of issuance costs of $16,361	—	—	—	—	—	—	—	—	10,147,058	10	166,276	—	—	166,286
Reclassification of warrant liability to stockholders' equity	—	—	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Stock option exercises	—	—	—	—	—	—	—	—	124,938	—	634	—	—	634
Stock-based compensation	—	—	—	—	—	—	—	—	319,420	—	12,103	—	—	12,103
Warrant exercises	—	—	—	—	—	—	—	—	131,172	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	—	(101,981)	—	(101,981)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	—	$—	27,991,425	$28	$487,290	$(361,015)	$280	$126,583

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	27,991,425	$28	$487,290	$(361,015)	$280	$126,583
Unrealized loss on marketable securities	—	—	—	—	—	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	(460)	(460)
Issuance of common stock for cash, net of issuance costs of $5,893	—	—	6,325,000	6	82,651	—	—	82,657
Stock option exercises	—	—	111,804	—	711	—	—	711
Stock-based compensation	—	—	134,236	—	13,515	—	—	13,515
Employee stock purchase plan shares issued	—	—	33,641	—	440	—	—	440
Issuance of common stock for cashless warrant exercise	—	—	26,958	—	—	—	—	—
Exchange of common stock for Series A Common Equivalent Preferred Stock	6,666	—	(6,665,841)	(6)	6	—	—	—
Net loss	—	—	—	—	—	(117,683)	—	(117,683)
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726

The accompanying notes are an integral part of these consolidated financial statements.

ACUTUS MEDICAL, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(117,683)	$(101,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,754	2,763
AcQMap Systems converted to sales	2,182	—
Sales-type lease loss	28	—
Amortization of intangible assets	640	457
Non-cash stock-based compensation expense	13,754	12,103
Amortization of premiums/(accretion of discounts) on marketable securities, net	1,277	484
Amortization of debt issuance costs	1,404	767
Amortization of right-of-use assets	496	684
Change in fair value of warrant liability	—	5,555
Change in fair value of contingent consideration	(3,746)	97
Changes in operating assets and liabilities:
Accounts receivable	(1,473)	(1,897)
Inventory	(3,872)	(3,891)
Prepaid expenses and other current assets	1,133	(3,383)
Other assets	304	(622)
Accounts payable	(871)	2,283
Accrued liabilities	1,549	2,232
Operating lease liabilities	(608)	(820)
Other long-term liabilities	50	—
Net cash used in operating activities	(99,682)	(85,169)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(87,258)	(114,694)
Sales of available-for-sale marketable securities	8,590	17,095
Maturities of available-for-sale marketable securities	107,707	45,000
Purchases of property and equipment	(9,973)	(11,225)
Net cash provided by (used in) investing activities	19,066	(63,824)

Cash flows from financing activities
Payment of deferred offering costs	(580)	—
Payment of contingent consideration	(3,435)	(2,500)
Payment of contingent consideration into escrow	(224)	—
Proceeds from employee stock purchase plan	440	—
Proceeds from warrants exercises	—	13
Proceeds from issuance of common stock, net of issuance costs	82,657	166,286
Proceeds from stock options exercises	711	634
Net cash provided by financing activities	79,569	164,433
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(116)	342
Net change in cash, cash equivalents and restricted cash	(1,163)	15,782
Cash, cash equivalents and restricted cash, at the beginning of the period	25,384	9,602
Cash, cash equivalents and restricted cash, at the end of the period	$24,221	$25,384
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,259	$4,676
Supplemental disclosure of noncash investing and financing activities:
Issuance of Series D convertible preferred stock for Biotronik asset purchase	$—	$5,000
Issuance of Series D convertible preferred stock for Rhythm Xience Acquisition	$—	$2,197
Change in unrealized loss on marketable securities	$37	$53
Right-of-use assets exchanged for operating lease liabilities	$3,527	$—
Accrued licensed intangibles assets	$—	$2,000
Change in unpaid purchases of property and equipment	$124	$101
Unpaid deferred offering costs	$—	$643
Net book value of AcQMap System sales-type leases	$1,104	$—
Conversion of convertible preferred stock into common stock upon IPO	$—	$260,555
Reclassification of warrant liability to additional paid-in capital	$—	$14,474
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

Liquidity and Capital Resources

The Company has limited revenue, has incurred significant operating losses and negative cash flows from operations since its inception, and anticipates that it will incur significant losses for at least the next several years. As of December 31, 2021 and 2020, the Company had cash, cash equivalents and marketable securities of $107.9 million and $139.8 million, respectively. For the years ended December 31, 2021 and 2020, net losses were $117.7 million and $102.0 million, respectively, and net cash used in operating activities was $99.7 million and $85.2 million respectively. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $478.7 million and $361.0 million, respectively, and working capital of $107.8 million and $129.5 million, respectively.

Prior to the Company’s initial public offering (“IPO”) in August 2020, operations had been financed primarily by aggregate net proceeds from the sale of convertible preferred stock and principal of converted debt of $253.9 million, as well as other indebtedness. On August 10, 2020, the Company issued 10,147,058 shares of common stock in its IPO, which included 1,323,529 shares of common stock issued upon the exercise in full by the underwriters of an option to purchase additional shares of common stock, at the public offering price less underwriting discounts and commissions. The price to the public was $18.00 per share, for net proceeds of $166.3 million.

In July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter’s exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. The Company received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, the Company received proceeds of $82.7 million from the offering.

With the closing of the Company’s IPO in August 2020, the follow on offering in July 2021 and the January 2022 reduction in force, management believes the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. Under Accounting Standard Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the consolidated financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Substantial Doubt Raised

In performing the first step of the evaluation, the Company concluded that the following conditions raised substantial doubt about its ability to continue as a going concern:
•History of net losses of $117.7 million and $102.0 million for the years ended December 31, 2021 and December 31, 2020, respectively;
•Accumulated deficit of $478.7 million and $361.0 million as of December 31, 2021 and December 31, 2020, respectively;
•Disruptions in elective procedure volumes related to unanticipated impacts from COVID-19; and
•History of negative gross margins.

Consideration of Management’s Plans

In performing the second step of this assessment, the Company is required to evaluate whether it is probable that its plans will be effectively implemented within one year after the consolidated financial statements are issued and whether it is probable those plans will alleviate the substantial doubt about its ability to continue as a going concern.

The Company has identified several potential actions to strengthen liquidity and optimize resources in the event actual results and other planned activities differ materially from projections. The Company is prepared to rapidly implement these actions as required by business and market conditions. These actions would improve the available cash balances, liquidity and cash flows generated from operations over the twelve-month period from the date the consolidated financial statements are issued, as follows:

•Reduction in force that would be intended to extend the cash runway necessary to fund operations;
•Total compensation reductions for senior executives to strengthen liquidity and to preserve key research and development, commercial and functional roles;
•Identification of efficiencies within corporate functions to reduce certain external consulting and business support spend; and
•Deferral and reprioritization of certain research and development programs that would involve reduced program and headcount spend.

Management Assessment of Ability to Continue as a Going Concern

The Company has a history of operating losses and negative cash flows from operations. However, despite these conditions, the Company believes management’s plans, as described more fully above, will provide sufficient liquidity to meet its financial obligations and maintain levels of liquidity as specifically required under the 2019 Credit Agreement, as defined below. Therefore, management concluded these plans alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern for at least twelve months from the date that the consolidated financial statements were issued.

Future Plans and Considerations

Although not considered for purposes of the Company’s assessment of whether substantial doubt was alleviated, the Company has retained several specialized third-party consultants and advisors to review its strategy as well as a range of options to fund the long-term growth of the Company, including non-dilutive financing, partnerships, licensing, and distribution agreements.

The Company’s plans are subject to inherent risks and uncertainties, which become significantly magnified when the effects of the current pandemic and related financial crisis are included in the assessment. Accordingly, there can be no assurance that the Company’s plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

The Company may need to raise additional funds through the issuance of debt and/or equity securities or otherwise. Until such time, if ever, that the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of December 31, 2021 and 2020, exceeded federally insured limits.
Restricted cash serves as collateral for the Company’s corporate credit card program. The following table reconciles cash and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows (in thousands).

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$24,071	$25,234
Restricted cash	150	150
Total cash, cash equivalents and restricted cash	$24,221	$25,384
Marketable Securities
The Company considers its debt securities to be available-for-sale securities. Available-for-sale securities are initially classified as cash equivalents, short-term marketable securities or long-term marketable securities based on the maturity date at time of purchase and their availability to meet current operating requirements. Marketable securities that mature in three months or less from the date of purchase are classified as cash equivalents. Marketable securities, excluding cash equivalents, that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets.
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 or 2020.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities portfolio consists of investments in money market funds, commercial paper, U.S. treasury securities, Yankee debt securities, supranational, asset-backed securities and short-term high credit quality corporate debt securities.
Revenue from Contracts with Customers
The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”), and ASC 842, Leases (“ASC 842”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
For new customers, the Company places its medical diagnostic equipment, AcQMap System, at customer sites under evaluation agreements and generates revenue from the sale of disposable products used with the AcQMap System. Disposable products primarily include AcQMap Catheters and AcQGuide Steerable Sheaths. Outside of the U.S., the Company also has the Qubic Force Device which generates revenue from the sale of the AcQBlate FORCE Ablation Catheters. The Company provides the disposable products in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposables at the agreed upon prices in the invoice. Generally, customers purchase disposable products using separate purchase orders after the equipment has been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. The Company has elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.
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

The Company also enters into deferred equipment agreements that are generally structured such that the Company agrees to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranges from two to four years. The Company has determined that the deferred equipment agreements include an embedded sales-type lease. The Company allocates contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. The Company expenses the cost of the device at the inception of the agreement and records a financial lease asset equal to the gross consideration allocated to the lease. The lease asset will be reduced by payments for minimum disposable purchases that are allocated to the lease.

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

Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative (“SG&A”) expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of December 31, 2021 and 2020.

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

The following table sets forth the Company’s revenue for disposables, systems, and service/other for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Disposables	$11,938	$6,713
Systems	4,058	1,660
Service/Other	1,267	91
Total revenue	$17,263	$8,464
The following table provides revenue by geographic location for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
United States	$8,325	$4,854
Outside the United States	8,938	3,610
Total revenue	$17,263	$8,464
Inventory
Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of $1.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of December 31, 2021 or 2020.
Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Intangible Assets
Intangible assets consist of acquired developed technology, acquired in-process technology, trademarks and trade names and a customer-related intangible which were acquired as part of the acquisition of Rhythm Xience, Inc. (“Rhythm Xience”) in June 2019. The Company’s intangible assets also include a license agreement with Biotronik. The Company determines the appropriate useful life of its finite-lived intangible assets by performing an analysis of expected cash flows of the acquired assets. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. Acquired in-process technology was classified as an indefinite-lived intangible asset, until the receipt of U.S. Food and Drug Administration (“FDA”) approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was classified as a finite-lived intangible and amortization for in-process technology began. Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying value.
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying consolidated balance sheets. Under ASC 350,

Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company could first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative goodwill impairment test. The Company could also elect to perform a quantitative impairment test without first assessing qualitative factors. The Company has one reporting unit. For the years ended December 31, 2021 and 2020, the quantitative testing did not indicate any impairment for the carrying amount of goodwill.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the years ended December 31, 2021 and 2020, the Company determined that there was no impairment of property and equipment or intangible assets.
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
Lessee Leases
The Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right-of-use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of twelve months or less from the new guidance as an accounting policy election.
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

In April 2021, the Company and Biotronik entered into a Feasibility and Development Agreement to pursue the development of hardware, software and IT infrastructure to implement the Qubic Connect System (“QBS”). The QBS will allow data transfer from multiple diagnostic and therapeutic medical products during an electrophysiology procedure to be aggregated and analyzed for the purposes of designing improved treatment protocols.

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
Selling, General and Administrative
SG&A expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in sales, executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, marketing costs and insurance costs. The Company expenses all SG&A costs as incurred.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments. The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.

The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measured as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$21,893	$—	$—	$21,893
Marketable securities at fair value
Corporate debt securities	—	18,860	—	18,860
U.S. treasury securities	—	5,064	—	5,064
Commercial paper	—	36,759	—	36,759
Yankee debt securities	—	3,932	—	3,932
Supranational	—	3,051	—	3,051
Asset-backed securities	—	16,156	—	16,156
Total fair value	$21,893	$83,822	$—	$105,715

Liabilities included in:
Contingent consideration	$—	$—	$2,000	$2,000
Total fair value	$—	$—	$2,000	$2,000

	Fair Value Measured as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets included in:
Cash and cash equivalents
Money market securities	$19,070	$—	$—	$19,070
Marketable securities at fair value
Corporate debt securities	—	31,353	—	31,353
Asset-backed securities	—	8,726	—	8,726
U.S. treasury securities	—	20,531	—	20,531
Commercial paper	—	53,955	—	53,955
Total fair value	$19,070	$114,565	$—	$133,635

Liabilities included in:
Contingent consideration	$—	$—	$9,300	$9,300
Total fair value	$—	$—	$9,300	$9,300
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
The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2021 and 2020 (in thousands):

	Common and Preferred Stock Warrant Liability	Contingent Consideration	Total
Balance, December 31, 2019	$8,919	$13,900	$22,819
Payment of contingent consideration	—	(2,500)	(2,500)
Issuance of preferred stock for contingent consideration	—	(2,197)	(2,197)
Reclassification of warrant liability to additional paid-in capital	(14,474)	—	(14,474)
Change in fair value	5,555	97	5,652
Balance, December 31, 2020	$—	$9,300	$9,300
Payment of contingent consideration	—	(3,435)	(3,435)
Escrow release	—	(119)	(119)
Change in fair value	—	(3,746)	(3,746)
Balance, December 31, 2021	$—	$2,000	$2,000
Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The fair value of the contingent consideration from the acquisition of Rhythm Xience represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate; and (iv) expected volatility of net sales. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement. The weighted-average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.60%	0.20%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	28.8%	17.2%
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and restricted stock units with non-market performance and service conditions (“PSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense was recognized for each vesting tranche over the respective requisite service period of each tranche upon the registration statement becoming effective on August 5, 2020, when the Company’s management deemed it probable that the performance conditions were satisfied. The Company recognized a cumulative true-up adjustment related to PSUs once the conditions became probable of being satisfied as the related service period had been completed in a prior period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See also “Note 16—Stock-Based Compensation” below.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of 2021, which did not have a material impact on its consolidated financial statements.

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

In April 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which provides clarification on how to account for a modification or exchange of free-standing equity-classified written call options that remain equity classified after the modification or exchange. This ASU is effective for smaller reporting companies in 2022. The Company does not expect the impact of the adoption of this ASU to have a material effect on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments, which clarifies that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease. This ASU is effective for smaller reporting companies in 2022. The Company does not expect the impact of the adoption of this ASU to have a material effect on its consolidated financial statements.
Note 3—Asset Acquisition and Business Combination
Biotronik Asset Acquisition
In July 2019, the Company entered into a License and Distribution Agreement with Biotronik and VascoMed GMBH (collectively, the “Biotronik Parties”) to obtain certain licenses to the Biotronik Parties’ patents, whereby the Company acquired certain manufacturing equipment and obtained from the Biotronik Parties a license under certain patents and technology to develop, commercialize, distribute and manufacture the AcQBlate FORCE ablation catheters and Qubic Force Device. In exchange for the rights granted to the Company, the Company made cash payments totaling $10.0 million during the year ended December 31, 2019, and issued 273,070 shares of Series D convertible preferred stock with an implied value of $5.0 million during the three months ended March 31, 2020. The implied value of $5.0 million was recorded as an accrued liability as of December 31, 2019. In accordance with ASC 805, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expense - licensed acquired in the consolidated statement of operations and comprehensive loss in July 2019.
Additional contingent milestone payments of up to $10.0 million, of which $2.0 million has been paid as of December 31, 2021, are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first force sensing ablation catheter within the licensed product line, the Company also makes per unit royalty payments. As of December 31, 2021, less than $0.1 million has been included within accrued liabilities for these royalties. The Company determined that the remaining $8.0 million of contingent milestones are not probable and estimable and therefore have not been recorded as a liability as of December 31, 2021 and December 31, 2020. Upon regulatory approval in December 2020 of the Company’s force sensing ablation catheter in Europe, the $2.0 million milestone was capitalized and is being amortized, and the royalty payments are recorded as cost of products sold as sales of catheters are recognized.

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

As part of the Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the Acquisition Date. During the year ended December 31, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the year ended December 31, 2021, the Company paid an additional $3.4 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. Additionally, the Company recorded a $3.7 million decrease and $0.1 million increase for the years ended December 31, 2021 and 2020, respectively, which is included in change in fair value of contingent consideration in the consolidated statements of operations and comprehensive loss. As of December 31, 2021, the contingent consideration liability of $2.0 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain revenue milestones are achieved.

For the years ended December 31, 2021 and 2020, no acquisition costs were incurred or recorded.
Note 4—Marketable Securities
Marketable securities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities, short-term	$15,786	$—	$(6)	$15,780
U.S. treasury securities	5,073	—	(9)	5,064
Commercial paper	36,759	—	—	36,759
Yankee debt securities	3,941	—	(9)	3,932
Supranational	3,054	—	(3)	3,051
Asset-backed securities, short-term	12,128	—	(12)	12,116
Total available-for-sale securities - short-term	76,741	—	(39)	76,702

Corporate debt securities, long-term	3,082	—	(2)	3,080
Asset-backed securities, long-term	4,044	—	(4)	4,040
Total available-for-sale securities - long-term	7,126	—	(6)	7,120
Total available-for-sale securities	$83,867	$—	$(45)	$83,822

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$31,359	$—	$(6)	$31,353
U.S. treasury securities	20,533	—	(2)	20,531
Commercial paper	53,955	—	—	53,955
Total available-for-sale securities - short-term	105,847	—	(8)	105,839

Asset-backed securities, long-term	8,726	—	—	8,726
Total available-for-sale securities	$114,573	$—	$(8)	$114,565

As of December 31, 2021, the Company’s available-for-sale securities classified as short-term of $76.7 million mature in one year or less and the available-for-sale securities classified as long-term of $7.1 million mature within two years. As of December 31, 2020, the Company’s available-for-sale securities classified as short-term of $105.8 million mature in one year or less and the available-for-sale securities classified as long-term of $8.7 million mature within two to four years.
Note 5—Inventory
Inventory as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$6,779	$7,960
Work in process	1,772	1,267
Finished goods	7,857	3,731
Total inventory	$16,408	$12,958
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to sales-type leases was $1.1 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively, and is included within revenue in the consolidated statements of operations and comprehensive loss. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the consolidated statements of operations and comprehensive loss.
The Company has a short-term lease receivable of $0.9 million and $0.4 million included in prepaid expenses and other current assets, and a long-term lease receivable of $0.7 million and $0.4 million included in other assets as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, estimated future maturities of customer sales-type lease receivables for each of the following years were as follows (in thousands):

Year ending December 31, 2022	$859
Year ending December 31, 2023	408
Year ending December 31, 2024	244
Year ending December 31, 2025	71
Year ending December 31, 2026	—
Lease receivable	$1,582

Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Medical diagnostic equipment	$16,759	$13,242
Furniture and fixtures	433	388
Office equipment	1,538	1,392
Laboratory equipment and software	5,302	3,491
Leasehold improvements	582	608
Construction in process	958	468
Total property and equipment	25,572	19,589
Less: accumulated depreciation	(11,902)	(7,233)
Property and equipment, net	$13,670	$12,356
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
Depreciation expense was $5.8 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company determined that there was no impairment of property and equipment.
Note 8—Goodwill and Intangible Assets
The tables below summarize goodwill and intangible assets activities as of December 31, 2021 and 2020 (in thousands):

	Goodwill	Intangible Assets
Balance, December 31, 2019	$12,026	$4,110
Biotronik license agreement	—	2,000
Amortization expense	—	(457)
Balance, December 31, 2020	12,026	5,653
Amortization expense	—	(640)
Balance, December 31, 2021	$12,026	$5,013

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2021
Developed technology	10	7.6	$4,200	$(1,020)	$3,180
Customer-related intangible	5	2.5	100	(50)	50
Licensed intangibles	10	8.9	2,000	(217)	1,783
Total			$6,300	$(1,287)	$5,013

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2020
Developed technology	10	8.6	$4,200	$(600)	$3,600
Customer-related intangible	5	3.5	100	(30)	70
Licensed intangibles	10	9.9	2,000	(17)	1,983
Total			$6,300	$(647)	$5,653

Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.6 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.
The following table shows the remaining amortization expense associated with amortizable intangible assets as of December 31, 2021 (in thousands):

	Developed Technology	Customer- Related Intangible	Licensed Intangibles	Total Amortization
Year ending December 31, 2022	$420	$20	$200	$640
Year ending December 31, 2023	420	20	200	640
Year ending December 31, 2024	420	10	200	630
Year ending December 31, 2025	420	—	200	620
Year ending December 31, 2026	420	—	200	620
Thereafter	1,080	—	783	1,863
Total	$3,180	$50	$1,783	$5,013
Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Compensation and related expenses	$7,088	$6,250
Professional fees	158	120
Deferred revenue	401	301
Sales and use tax	71	169
Clinical studies	541	187
Clinician accounts	358	149
Accrued royalties	129	86
Other	350	46
Total accrued liabilities	$9,096	$7,308
Note 10—Debt
Outstanding debt as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
2019 Credit Agreement (1)	$44,550	$44,550
Total debt, gross	44,550	44,550
Less: Unamortized debt discount and fees	(4,135)	(5,539)
Total long-term debt	$40,415	$39,011
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

Upon the occurrence and during an event of default, which includes but is not limited to payment default, covenant default or the occurrence of a material adverse change, the lenders may declare all outstanding principal and accrued and unpaid interest immediately due and payable, there would be an increase in the applicable interest rate by 10% per annum, and the lenders would be entitled to exercise their other rights and remedies provided for under the 2019 Credit Agreement. Additionally, the lenders may request repayment of a portion of obligations outstanding under the 2019 Credit Agreement to the extent of the Company’s receipt of any (i) net casualty proceeds or (ii) net asset sales proceeds, as defined. These acceleration and early payment features are an embedded derivative that is separately measured from the loan host instrument and classified with the loan host instrument.
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
The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contains customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but does not include any financial covenants, other than a minimum liquidity requirement. As of and for the years ended December 31, 2021 and 2020, the Company was in compliance with all such covenants.
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
The following table summarizes quantitative information about the Company’s operating leases for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$853	$1,013
Weighted average remaining lease term – operating leases (in years)	3.6	1.6
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s lease cost for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating leases
Operating lease cost	$950	$864
Variable lease cost	325	311
Total rent expense	$1,275	$1,175
As of December 31, 2021, future minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31, 2022	$903
Year ending December 31, 2023	1,135
Year ending December 31, 2024	1,167
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Thereafter	1,221
Total	6,762
Less: present value discount	(1,776)
Operating lease liabilities	$4,986
Note 12—Commitments and Contingencies
As of December 31, 2021, the Company was not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. For example, the Company and certain of its current officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California (case numbers 22CV206 and 22CV0388). Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.
Note 13—Warrants
As of December 31, 2021 and 2020, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise (After Conversion)	Exercise Price	Expiration Date	December 31, 2021	December 31, 2020
Warrants issued in 2015	Common stock	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	Common stock	$0.10	6/7/28	346,689	373,810
Warrants issued with 2018 Term Loan	Common stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common stock	$16.67	5/20/29	419,992	419,992
Total Warrants				797,487	824,608

The Company’s warrant activity for the years ended December 31, 2021 and 2020 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance - December 31, 2019	956,552	$7.88	8.8
Exercised	(131,944)	0.25	7.5
Balance - December 31, 2020	824,608	$9.10	7.9
Exercised	(26,958)	$0.10	6.4
Shares withheld for exercise price	(163)	0.10	6.4
Balance - December 31, 2021	797,487	$9.41	6.9
The Company’s warrants provide the holder the option to purchase a specified number of shares for a specified price. The holder may exercise the warrant in cash or exercise pursuant to a cashless exercise whereby a calculated number of shares are withheld upon exercise to satisfy the exercise price. The warrants do not provide the holder any voting rights until the warrants are exercised.

Prior to the IPO, in accordance with ASC 815, the warrants, other than the ones issued in 2015, were recorded as liabilities at fair value at the issuance date (the 2015 warrants have been equity classified since their issuance). Changes in the fair value were recognized in change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss at the end of each reporting period. On August 10, 2020, in connection with the closing of the IPO, the warrants recorded as liabilities no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability of $14.5 million was reclassified to additional paid-in capital in the consolidated balance sheet.

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
Note 15—Stockholders’ Equity
Series A Common Equivalent Preferred Stock
In August 2021, the Company entered into exchange agreements (the “Exchange Agreements”) with four investors pursuant to which the investors exchanged 6,665,841 shares of the Company’s common stock for 6,666 shares of a new series of non-

voting convertible preferred stock of the Company designated as “Series A Common Equivalent Preferred Stock,” par value $0.001 per share. In connection with the issuance of Series A Common Equivalent Preferred Stock pursuant to the Exchange Agreements, on August 23, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Common Equivalent Preferred Stock ranks senior to the common stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, having a liquidation preference equal to its par value of $0.001 per share. The Series A Common Equivalent Preferred Stock will participate equally and ratably on an as-converted basis with the holders of common stock in all cash dividends paid on the common stock. The Series A Common Equivalent Preferred Stock is non-voting.

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

Common Stock
In July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter's exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. The Company received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, the Company received proceeds of $82.7 million from the offering

On August 10, 2020, the Company issued 10,147,058 shares of common stock in its IPO, which included 1,323,529 shares of common stock issued upon the underwriters’ exercise in full of an option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares. The price to the public for each share was $18.00. The Company received gross proceeds of $182.6 million from the IPO. Net of underwriting discounts and commission and other offering costs, the Company received net proceeds of $166.3 million from the IPO.

On August 10, 2020, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation (the “A&R Certificate”) with the Secretary of State of the State of Delaware. The A&R Certificate amended and restated the Company’s authorized shares of common stock to 260,000,000 and authorized shares of undesignated preferred stock to 5,000,000.

During the year ended December 31, 2021 and 2020, stock options to acquire 111,804 shares and 124,938 shares were exercised for shares of common stock. The Company received $0.7 million and $0.6 million for the exercise price of the stock options for the year ended December 31, 2021 and 2020, respectively. Additionally, during the year ended December 31, 2021, in conjunction with the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), 33,641 shares of common stock were issued for consideration of $0.4 million (see Note 16). No shares were issued related to the 2020 ESPP plan for the year ended December 31, 2020. During the year ended December 31, 2021, the Company issued 134,050 shares of common stock upon vesting of RSUs and 186 shares of common stock for RSAs. During the year ended December 31, 2020, the Company issued 285,369 shares of common stock upon vesting of RSUs and 34,051 shares of common stock for RSAs.
Note 16—Stock-Based Compensation
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of non-statutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants, became effective on August 5, 2020. As of December 31, 2021, 3,313,017 shares of common stock were authorized for issuance under the 2020 Plan and 1,077,978 shares remain available for issuance under the 2020 Plan, including 300,092 shares forfeited under the Company's 2011 Equity Incentive Plan (the “2011 Plan”).

2011 Equity Incentive Plan
The 2011 Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. As of December 31, 2021, 2,258,659 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.
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
The following assumptions were used to estimate the fair value of stock option for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.76% - 1.39%	0.35% - 0.90%
Expected dividend yield	—	—
Expected term in years	5.5 - 7	7
Expected volatility	60% - 75%	60% - 80%
The following table summarizes stock option activity during the years ended December 31, 2021 and 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,041,205	$9.52	7.7	$10,782
Options granted	1,794,895	16.91
Options exercised	(172,312)	7.52		$1,660
Options forfeited	(260,181)	12.10
Outstanding as of December 31, 2020	3,403,607	$13.32	8.1	$52,866
Options granted	1,196,281	12.89
Options exercised	(111,804)	6.36		$2,799
Options forfeited	(706,448)	14.76
Outstanding as of December 31, 2021	3,781,636	$13.12	7.6	$93
Options vested and exercisable as of December 31, 2021	1,799,522	$11.74	6.1	$64
The aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s stock on the last day of the fiscal period, which was $3.41 and $28.81 as of December 31, 2021 and 2020, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted-average grant date fair value per share for the stock option grants during the years ended December 31, 2021 and 2020 was $8.46 and $11.58, respectively. As of December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $26.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Performance-Based Restricted Stock Units and Restricted Stock Units
In June 2019, the Company granted 567,509 PSUs, with a grant date fair value of $13.37. Vesting of the PSUs was dependent upon the satisfaction of both a service condition and a performance condition, which is an IPO or a change of control. The Company began recording compensation expense related to the PSUs upon the declaration of the Company’s registration statement becoming effective on August 5, 2020, as the performance conditions were satisfied. The compensation expense was determined using the original grant date fair value and is being recognized over the remaining service period.
The Company’s PSU and RSU activity for the years ended December 31, 2021 and 2020 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2019	567,509	$13.37
Granted	270,718	19.87
Forfeited	(7,386)	18.00
Vested	(285,375)	13.37
Unvested as of December 31, 2020	545,466	$16.53
Granted	718,567	12.25
Forfeited	(117,430)	17.22
Vested	(151,512)	15.77
Unvested as of December 31, 2021	995,091	$13.47
Restricted Stock Awards
The Company’s RSA activity for the years ended December 31, 2021 and 2020 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2019	—	$—
Granted	34,051	16.85
Vested	(34,051)	16.85
Unvested as of December 31, 2020	—	$—
Granted	186	14.75
Vested	(186)	14.75
Unvested as of December 31, 2021	—	$—
Employee Stock Purchase Plan
The 2020 ESPP, which permits employees to purchase shares of the Company’s common stock, became effective on August 5, 2020 and 387,063 shares of common stock were authorized for sale under the 2020 ESPP.

The 2020 ESPP will be implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year and terminating on the last trading day on or before July 31 and January 31, respectively. The first offering period began on February 1, 2021. In November 2021, the Company amended its ESPP offering periods beginning in 2022 after the January 31 purchase, to commence on the first trading day on or after May 15 and November 15 of each year and terminating on the last trading day on or before November 14 and May 14, respectively. On each purchase date, which falls on the last date of each offering period, 2020 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the 2020 ESPP are subject to the determinations of the Compensation Committee of the Company’s Board of Directors, in its sole discretion.

The fair value of the 2020 ESPP shares is estimated using the Black-Scholes option pricing model.
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cost of products sold	$864	$440
Research and development	2,181	1,002
Selling, general and administrative	10,709	10,661
Total stock-based compensation	$13,754	$12,103
Note 17—Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share excludes the potential impact of the Company’s, convertible preferred stock, common stock options, PSUs, RSUs and warrants because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in the periods presented, basic and diluted net loss per common share are the same.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Year Ended December 31,
Shares issuable upon:	2021	2020
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	—
Exercise of stock options	3,781,636	3,403,607
Exercise of common stock warrants	797,487	824,608
Vesting of PSUs and RSUs	995,091	545,466
Total	12,240,055	4,773,681
Note 18—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company did not provide any contributions to the 401(k) retirement savings plan for the years ended December 31, 2021 and 2020.
Note 19—Income Taxes
The components of pretax loss from operations for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
U.S. domestic	$(117,868)	$(102,048)
Foreign	185	90
Pretax loss from operations	$(117,683)	$(101,958)

The components of income tax expense for continuing operations are as follows:

	December 31,
	2021	2020
Current tax provision:
Federal	$—	$—
State	—	23
Foreign	—	—
Total provision for income taxes	$—	$23
There was no provision for state incomes taxes for the year ended December 31, 2021. The provision for state income taxes was less than $0.1 million for the year ended December 31, 2020. Current income taxes are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL carryforwards and R&D tax credit carryforwards. The Company adopted ASU 2019-12 in the first quarter of 2021 and has recorded franchise taxes not based on income outside of income tax expense.
A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total expense for income taxes for the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

	Year Ended December 31,
	2021		2020
Income tax benefit at federal statutory rate	$(24,714)	21.00%	$(21,411)	21.00%
Adjustments for tax effects of:
State taxes, net	(2,343)	2.00%	(2,237)	2.19%
Permanent adjustments	352	(0.30)%	968	(0.95)%
Warrants	—	—%	1,167	(1.14)%
Research and development credit	(2,255)	1.90%	(5,870)	5.76%
Unrecognized tax benefit	676	(0.60)%	1,761	(1.73)%
Valuation allowance	26,935	(22.90)%	26,619	(26.11)%
Rate change	532	(0.50)%	(737)	0.72%
Other	817	(0.60)%	(237)	0.23%
Income tax expense	$—	—%	$23	(0.03)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$93,668	$68,727
Stock-based compensation	2,468	1,225
Research and development credit	8,803	7,225
Accrued vacation	432	390
Accrued expenses	446	745
Inventory	202	—
Intangible assets	3,564	3,863
Lease liability	1,114	439
Other	11	196
Total gross deferred tax assets	110,708	82,810
Valuation allowance	(106,717)	(79,782)
Net deferred tax asset	3,991	3,028
Deferred tax liabilities:
Property and equipment	(1,986)	(1,979)
Prepaid expenses	(593)	(642)
Right of use assets	(1,009)	(349)
IRC 263A	—	(58)
Other deferred tax liabilities	(313)	—
Debt	(90)	—
Total deferred tax liabilities	(3,991)	(3,028)
Net deferred tax assets (liabilities)	$—	$—
In assessing the realizability of deferred tax assets as of December 31, 2021 and 2020, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the NOL carryforwards and R&D credit carryforwards will be used. The Company has determined it is more likely than not that its net deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded as of December 31, 2021 and 2020, to fully offset the net deferred tax assets of $106.7 million and $79.8 million, respectively.
As of December 31, 2021, the Company had approximately $415.3 million of NOL carryforwards available for federal tax purposes. As a result of the Tax Cuts and Jobs Act, for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can still be carried forward for up to 20 years, but NOLs generated after December 31, 2017 carryforward indefinitely, but are limited to 80% utilization against taxable income. Of the total federal NOL of $415.3 million, $108.2 million will begin to expire in 2031 and $307.1 million will not expire but will only offset 80% of future taxable income.
On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief and tax and health extenders.
As of December 31, 2021, the Company also had approximately $105.7 million of state NOL carryforwards. The state NOLs begin to expire in 2029.
As of December 31, 2021, the Company had no NOL carryforwards available for foreign tax purposes.
As of December 31, 2021, the Company had approximately $8.1 million of R&D credit carryforwards available for federal tax purposes, which begin to expire in 2031. As of December 31, 2021, the Company also had approximately $5.6 million of R&D credit carryforwards for California. The state R&D credits do not expire.

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
The following table summarizes the changes to unrecognized tax benefits as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$3,397	$1,539
Increases related to prior year tax positions	—	1,210
Increases related to current year tax positions	731	648
Balance at end of year	$4,128	$3,397
As of December 31, 2021, the Company has unrecognized tax benefits of $4.1 million of which $3.8 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.
The Company does not anticipate that there will be a significant change in unrecognized tax benefits over the next 12 months.
The Company is subject to U.S. federal and various state tax as well as Belgium tax jurisdictions. Since the Company formed in 2011, all filed tax returns are subject to examination. Generally, the tax years remain open for examination by the federal statute under a three-year statute of limitation; however, states generally keep their statutes open between three and four years. However, the Company’s tax years from inception are subject to examination by the United States and various state taxing authorities due to the carry forward of unused NOLs and R&D credits.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.
Note 20—Related Party Transactions
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
The Company licenses certain patent rights from a former director and shareholder. The license agreement provides for royalty payments to the shareholder of 3% of net product sales, as defined in the agreement. Royalties earned prior to the director’s resignation were less than $0.1 million for the year ended December 31, 2020. Additionally, the former director and shareholder also works for one of the Company’s customers and can significantly influence the customer to purchase the Company’s product. Prior to the director’s resignation, the Company recorded sales to this customer of $0.5 million for the year ended December 31, 2020.
The Company has a consulting agreement with the chairman of the Company’s board of directors. The Company recorded $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, in SG&A expense in the consolidated statements of operations and comprehensive loss, for the consulting services.

With the completion of the IPO, the performance condition was satisfied for certain PSUs granted to the chairman of the Company’s board of directors. The Company recorded $4.6 million of stock-based compensation expense for these awards for the year ended December 31, 2020 in SG&A expense in the consolidated statement of operations and comprehensive loss.
Multiple preferred stock shareholders entered into the 2018 Convertible Notes and 2019 Convertible Notes that also contained detached warrants. Additionally, OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million with $40.0 million being drawn as of December 31, 2021 and 2020. The Company recorded $5.7 million and $5.5 million for the years ended December 31, 2021 and 2020, respectively, in interest expense related to this debt agreement.

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
Changes in Internal Control Over Financial Reporting
As of December 31, 2021, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.The following consolidated financial statements of Acutus Medical, Inc. included in Item 8 are filed as part of this Annual Report on Form 10-K
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2021 and 2020
2.Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
3.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.
Exhibit Index

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Acquisition Agreement, dated May 31, 2019, among the Registrant, Rhythm Xience, Inc., the sellers listed on Schedule I thereto and Harold Wodlinger, as the Sellers’ Agent	S-1	333-239873	2.1	July 15, 2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39430	3.1	August 10, 2020

3.2	Amended and Restated Bylaws	8-K	001-39430	3.2	August 10, 2020

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-239873	4.2	July 30, 2020

4.2	Amended and Restated Investors’ Rights Agreement	S-1	333-239873	4.1	July 15, 2020

4.3*	Description of the Registrant’s Securities

4.4	Form of warrant to purchase common stock dated January 30, 2015, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.3	July 15, 2020

4.5	Form of warrant to purchase common stock dated June 7, 2018, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.4	July 15, 2020

4.6	Form of warrant to purchase common stock dated July 31, 2018, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.5	July 15, 2020

4.7	Form of warrant to purchase common stock dated May 20, 2019, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.6	July 15, 2020

10.1	Credit Agreement, dated May 20, 2019, among the Registrant, the lenders from time to time party thereto, Wilmington Trust, National Association as Administrative Agent and OrbiMed Royalty Opportunities II, LP, as Origination Agent (“Credit Agreement”)	S-1	333-239873	10.1	July 15, 2020

10.2	Pledge and Security Agreement, dated May 20, 2019, between the Registrant and Wilmington Trust, National Association	S-1	333-239873	10.2	July 15, 2020

10.3	License and Distribution Agreement, dated July 2, 2019, among the Registrant, Biotronik SE & Co. KG and VascoMed GmbH	S-1	333-239873	10.3	July 15, 2020

10.4	Bi-Lateral Distribution Agreement, dated May 11, 2020, between the Registrant and Biotronik SE & Co. KG (Acutus as distributor)	S-1	333-239873	10.4	July 15, 2020

10.5	Bi-Lateral Distribution Agreement, dated May 11, 2020, between the Registrant and Biotronik SE & Co. KG (Biotronik as distributor)	S-1	333-239873	10.5	July 15, 2020

10.6	License Agreement, dated May 10, 2011, between the Registrant and Dr. Christoph Scharf	S-1	333-239873	10.6	July 15, 2020

10.7	First Amendment to License Agreement, dated September 30, 2011, between the Registrant and Dr. Christoph Scharf	S-1	333-239873	10.7	July 15, 2020

10.8	Master License Agreement, dated March 11, 2014, between the Registrant and Biotectix, LLC	S-1	333-239873	10.8	July 15, 2020

10.9	Exclusive Patent License Agreement, dated April 21, 2014, between the Registrant and Regents of the University of Minnesota	S-1	333-239873	10.9	July 15, 2020

10.10	First Amendment to Exclusive Patent License Agreement, dated October 20, 2014, between the Registrant and Regents of the University of Minnesota	S-1	333-239873	10.10	July 15, 2020

10.11	Lease Agreement, dated January 22, 2015, as amended, between the Registrant and Carlsbad 2210, LLC	S-1	333-239873	10.11	July 15, 2020

10.12†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-239873	10.12	July 15, 2020

10.13†	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-239873	10.13	July 15, 2020

10.14†	2020 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-239873	10.14	July 30, 2020

10.15†	2020 Employee Stock Purchase Plan	S-1/A	333-239873	10.15	July 30, 2020

10.16†	Executive Incentive Compensation Plan	S-1	333-239873	10.16	July 15, 2020

10.17†	Executive Chairman Agreement between the Registrant and Scott Huennekens	S-1	333-239873	10.17	July 15, 2020

10.18†	Restricted Stock Unit Award Agreement between the Registrant and Scott Huennekens	S-1	333-239873	10.18	July 15, 2020

10.19†	Employment Agreement between Registrant and Vince Burgess	S-1	333-239873	10.19	July 15, 2020

10.20†	Employment Agreement between Registrant and Steven McQuillan	S-1	333-239873	10.21	July 15, 2020

10.21†	Employment Agreement between Registrant and David Roman	10-K	001-39430	10.22	March 19, 2021

10.22	Amendment No. 1 to Credit Agreement, dated June 7, 2019	10-K	001-39430	10.24	March 19, 2021

10.23	Amendment No. 2 and Waiver to the Credit Agreement, dated October 21, 2020	10-K	001-39430	10.25	March 19, 2021

10.24	Exchange Agreement, dated as of August 23, 2021, by and among the Company, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P.	8-K	001-39430	10.10	August 23, 2021

10.25	Exchange Agreement, dated as of August 23, 2021, by and among the Company, OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP	8-K	001-39430	10.20	August 23, 2021

10.26	Feasibility and Development Agreement, by and between Biotronik SE & Co. KG and Acutus Medical, Inc.	S-1	333-257844	10.24	July 12, 2021

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)

*Filed herewith.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, State of California, on March 30, 2022.

Company Name

Date: March 30, 2022	By:	/s/ Vince Burgess
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

Name	Title	Date

/s/ Vince Burgess	President, Chief Executive Officer and Director	March 30, 2022
Vince Burgess	(Principle Executive Officer)

/s/ David H. Roman	Chief Financial Officer	March 30, 2022
David H. Roman	(Principal Financial and Accounting Officer)

/s/ R. Scott Huennekens	Chairman of the Board	March 30, 2022
R. Scott Huennekens

/s/ David Bonita	Director	March 30, 2022
David Bonita, M.D.

/s/ Daniella Cramp	Director	March 30, 2022
Daniella Cramp

/s/ Andrew ElBardissi	Director	March 30, 2022
Andrew ElBardissi, M.D.

/s/ Jim Hinrichs	Director	March 30, 2022
Jim Hinrichs

/s/ Niamh Pellegrini	Director	March 30, 2022
Niamh Pellegrini

/s/ Shaden Marzouk	Director	March 30, 2022
Shaden Marzouk

/s/ John Sheridan	Director	March 30, 2022
John Sheridan