Form 10-Q
period 2022-03-31
Acutus Medical, Inc.
filed 2022-05-12
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2022
Common Stock, $0.001 par value	28,336,285

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Recent Sales of Unregistered Securities	42

Item 6.	Exhibits	43

Signatures		44

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,319	$24,071
Marketable securities, short-term	62,292	76,702
Restricted cash	150	150
Accounts receivable	2,978	3,633
Inventory	17,620	16,408
Prepaid expenses and other current assets	9,064	5,326
Total current assets	104,423	126,290

Marketable securities, long-term	4,014	7,120
Property and equipment, net	12,962	13,670
Right-of-use assets, net	4,358	4,521
Intangible assets, net	4,853	5,013
Goodwill	—	12,026
Other assets	1,032	1,152
Total assets	$131,642	$169,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,781	$7,519
Accrued liabilities	10,632	9,096
Contingent consideration, short-term	1,400	1,500
Operating lease liabilities, short-term	501	395
Total current liabilities	17,314	18,510

Operating lease liabilities, long-term	4,471	4,591
Long-term debt	40,793	40,415
Contingent consideration, long-term	300	500
Other long-term liabilities	2	50
Total liabilities	62,880	64,066
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 28,279,065 and 27,957,223 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	587,889	584,613
Accumulated deficit	(518,715)	(478,698)
Accumulated other comprehensive loss	(440)	(217)
Total stockholders' equity	68,762	105,726
Total liabilities and stockholders' equity	$131,642	$169,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2022	2021
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$3,681	$3,591

Costs and operating expenses:
Cost of products sold	6,941	6,955
Research and development	8,003	9,370
Selling, general and administrative	14,385	16,252
Goodwill impairment	12,026	—
Restructuring	949	—
Change in fair value of contingent consideration	7	(1,153)
Total costs and operating expenses	42,311	31,424
Loss from operations	(38,630)	(27,833)

Other income (expense):
Interest income	24	40
Interest expense	(1,411)	(1,388)
Total other expense, net	(1,387)	(1,348)
Loss before income taxes	(40,017)	(29,181)
Income tax benefit	—	—
Net loss	$(40,017)	$(29,181)

Other comprehensive income (loss)
Unrealized (loss)/gain on marketable securities	(57)	6
Foreign currency translation adjustment	(166)	(226)
Comprehensive loss	$(40,240)	$(29,401)

Net loss per common share, basic and diluted	$(1.42)	$(1.04)
Weighted average shares outstanding, basic and diluted	28,118,090	28,031,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726
Unrealized loss on marketable securities	—	—	—	—	—	—	(57)	(57)
Foreign currency translation adjustment	—	—	—	—	—	—	(166)	(166)
Stock option exercises	—	—	35,478		66	—	—	66
Stock-based compensation	—	—	192,138	—	3,028	—	—	3,028
Employee stock purchase plan shares issued	—	—	94,226	—	182	—	—	182
Net loss	—	—	—	—	—	(40,017)	—	(40,017)
Balance as of March 31, 2022 (unaudited)	6,666	$—	28,279,065	$28	$587,889	$(518,715)	$(440)	$68,762

For the Three Months Ended March 31, 2021

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	27,991,425	$28	$487,290	$(361,015)	$280	$126,583
Unrealized gain on marketable securities	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(226)	(226)
Stock option exercises	27,509	—	169	—	—	169
Stock-based compensation	94,231	—	2,910	—	—	2,910
Net loss	—	—	—	(29,181)	—	(29,181)
Balance as of March 31, 2021 (unaudited)	28,113,165	$28	$490,369	$(390,196)	$60	$100,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(40,017)	$(29,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,567	1,241
Amortization of intangible assets	160	160
Stock-based compensation expense	3,032	2,910
Amortization of premiums on marketable securities, net	173	412
Amortization of debt issuance costs	378	328
Amortization of right-of-use assets	160	180
Goodwill impairment	12,026	—
Change in fair value of contingent consideration	7	(1,153)
Changes in operating assets and liabilities:
Accounts receivable	655	(317)
Inventory	(1,212)	(879)
Prepaid expenses and other current assets	(3,487)	1,104
Other assets	120	(250)
Accounts payable	(2,641)	(2,091)
Accrued liabilities	1,532	1,500
Operating lease liabilities	(14)	(237)
Other long-term liabilities	(48)	—
Net cash used in operating activities	(27,609)	(26,273)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	—	(9,135)
Sales of available-for-sale marketable securities	2,500	—
Maturities of available-for-sale marketable securities	14,587	25,000
Purchases of property and equipment	(1,088)	(3,693)
Net cash provided by investing activities	15,999	12,172

Cash flows from financing activities
Payment of contingent consideration	(290)	(2,547)
Proceeds from stock options exercises	66	169
Proceeds from employee stock purchase plan	182	—
Net cash used in financing activities	(42)	(2,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	(124)
Net change in cash, cash equivalents and restricted cash	(11,752)	(16,603)
Cash, cash equivalents and restricted cash, at the beginning of the period	24,221	25,384
Cash, cash equivalents and restricted cash, at the end of the period	$12,469	$8,781

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$35
Cash paid for interest	$1,025	$1,125
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized loss on marketable securities	$57	$(6)
Change in unpaid purchases of property and equipment	$(97)	$(67)
Escrow release	$17	$—
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
Liquidity, Capital Resources and Going Concern
The Company has limited revenue, has incurred significant operating losses and negative cash flows from operations since its inception, and anticipates that it will incur significant losses for at least the next several years. As of March 31, 2022 and December 31, 2021, the Company had cash, cash equivalents and marketable securities of $78.6 million and $107.9 million, respectively. For the three months ended March 31, 2022 and 2021, net losses were $40.0 million and $29.2 million, respectively, and net cash used in operating activities was $27.6 million and $26.3 million respectively. As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $518.7 million and $478.7 million, respectively, and working capital of $87.1 million and $107.8 million, respectively.

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

With the closing of the Company’s IPO in August 2020, the follow on offering in July 2021 and the reduction in force ("RIF") announced in January 2022, Management believes the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. Under Accounting Standard Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the consolidated financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Substantial Doubt Raised

In performing the first step of the evaluation, the Company concluded that the following conditions raised substantial doubt about its ability to continue as a going concern:
•History of net losses of $40.0 million and $29.2 million for the three months ended March 31, 2022 and 2021, respectively, and $117.7 million and $102.0 million for the years ended December 31, 2021 and December 31, 2020, respectively;
•Accumulated deficit of $518.7 million and $478.7 million as of March 31, 2022 and December 31, 2021, respectively;
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

The Company has identified several potential actions to strengthen liquidity and optimize resources in the event actual results and other planned activities differ materially from projections. The Company is prepared to implement these actions as required by business and market conditions. These actions would improve the available cash balances, liquidity and cash flows generated from operations over the twelve-month period from the date the consolidated financial statements are issued, as follows:

•Reduction in force that would be intended to extend the cash runway necessary to fund operations;
•Total compensation reductions for senior executives to strengthen liquidity and to preserve key research and development, commercial and functional roles;
•Increased internal identification of efficiencies within corporate functions to reduce certain external consulting and business support spend; and
•Deferral and reprioritization of certain research and development programs that would involve reduced program and headcount spend.

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

Future Plans and Considerations

Although not considered for purposes of the Company’s assessment of whether substantial doubt was alleviated, the Company has retained several specialized third-party consultants and advisors to review its strategy as well as a range of options to fund the long-term growth of the Company, including non-dilutive financing, partnerships and licensing and distribution agreements.

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

Over the past 24-months, the Company has continued to observe intermittent suspension of many elective procedures associated with the resurgence of COVID-19 in geographies where it sells, markets and distributes its products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, which has hampered the Company’s ability to forecast the sustained impact on its business from COVID-19. The Company continues to see intermittent suspension of many elective procedures in many hospitals, resulting in reduced volume of procedures using its products. In addition, the Company has experienced personnel and other resource shortages at hospitals at which procedures using its products otherwise could be used; disruptions or restrictions on the ability of many of its employees and of third parties on which it relies to work effectively, including because of adherence to governmental orders or recommendations or to internal policies intended to reduce the spread of COVID-19; and temporary closures of its facilities and of the facilities of its customers and suppliers. The magnitude of the impact of the COVID-19 pandemic on productivity, results of operations and financial position, and its disruption to the Company’s business and clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on the Company’s ability to conduct business in the ordinary course. Quarantines, shelter-in-place, vaccine mandates and similar government orders have also impacted, and may continue to impact, the Company’s third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt the Company’s supply chain. The markets the Company serves are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact the Company’s business.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Acutus Medical, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of March 31, 2022 and December 31, 2021, exceeded federally insured limits.
Restricted cash serves as collateral for the Company’s corporate credit card program. The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$12,319	$24,071
Restricted cash	150	150
Total cash, cash equivalents and restricted cash	$12,469	$24,221
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash and restricted cash are maintained in accounts with financial institutions which, at times, may exceed the Federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities portfolio primarily consists of investments in commercial paper, Yankee debt securities, supranational, U.S. treasury securities, asset-backed securities and short-term high credit quality corporate debt securities.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of March 31, 2022 and December 31, 2021.
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
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Disposables	$3,211	$2,342
Systems	—	969
Service/Other	470	280
Total revenue	$3,681	$3,591
The following table provides revenue by geographic location for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
United States	$2,023	$1,581
Outside the United States	1,658	2,010
Total revenue	$3,681	$3,591

Inventory
Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of $1.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Accounts Receivable
The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of March 31, 2022 and December 31, 2021.
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
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. For the three months ended March 31, 2022, the Company fully impaired its goodwill balance of $12.0 million. Refer to Note 8 - Goodwill and Intangible Assets for further details.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three months ended March 31, 2022 and 2021, the Company determined that there was no impairment of property and equipment or intangible assets.

Foreign Currency Translation and Transactions
The assets, liabilities and results of operations of Acutus Medical N.V. and Acutus Medical UK Limited are measured using their functional currency, the Euro and British Pound Sterling, respectively, which is the currency of the primary foreign economic environment in which the subsidiaries operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating the entities’ financial statements are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets and foreign currency translation adjustment in the condensed consolidated statements of operations and comprehensive loss.
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
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the guidance as an accounting policy election.
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
Restructuring
Restructuring expense consists of severance expenses related to employees affected by the organizational RIF. The RIF was made to align resources with the Company's current strategic direction.
Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5 thousand per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10 thousand of qualified wages per employee per calendar year through December 31, 2020. Additional relief provisions were passed by the United States government, which extended and expanded the qualified wage caps on these credits through September 30, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter beginning with the first quarter of 2021, and the limit on qualified wages per employee has been increased to $10 thousand of qualified wages per quarter instead of per calendar year.

The Company qualifies for the tax credit under the CARES Act. The Company filed 2021 Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the quarters ended March 31, 2021 and June 30, 2021 on March 24, 2022. The refunds due are an aggregate of $4.0 million for the quarters ended March 31, 2021 and June 30, 2021. The Company filed its 2020 Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the period March 12, 2020 through December 31, 2020 on March 31, 2022. The refunds due for that period are an aggregate of $0.6 million.

The Company elected to classify the ERC amounts as a reduction to payroll tax expense. During the three months ended March 31, 2022, the Company recorded $1.5 million, $1.4 million and $1.7 million related to the CARES Employee Retention Credit within cost of products sold, research and development expense and SG&A expense, respectively, on the Company’s condensed consolidated statement of operations and comprehensive loss. As of March 31, 2022, the Company has a $4.6 million receivable balance from the United States government related to the CARES Act, which is recorded in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheet.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments.
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of March 31, 2022
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$10,376	$—	$—	$10,376
Marketable securities at fair value
Corporate debt securities	—	4,046	—	4,046
U.S. treasury securities	—	5,042	—	5,042
Commercial paper	—	36,775	—	36,775
Yankee debt securities	—	3,877	—	3,877
Supranational	—	3,019	—	3,019
Asset-backed securities	—	13,547	—	13,547
Total fair value	$10,376	$66,306	$—	$76,682

Liabilities included in:
Contingent consideration	$—	$—	$1,700	$1,700
Total fair value	$—	$—	$1,700	$1,700

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$21,893	$—	$—	$21,893
Marketable securities at fair value
Corporate debt securities	—	18,860	—	18,860
U.S. treasury securities	—	5,064	—	5,064
Commercial paper	—	36,759	—	36,759
Yankee debt securities	—	3,932	—	3,932
Supranational	—	3,051	—	3,051
Asset-backed securities	—	16,156	—	16,156
Total fair value	$21,893	$83,822	$—	$105,715

Liabilities included in:
Contingent consideration	$—	$—	$2,000	$2,000
Total fair value	$—	$—	$2,000	$2,000
The fair value of the Company’s money market securities is determined using quoted market prices in active markets for identical assets.

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
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2022 (in thousands):

Contingent Consideration
Balance, December 31, 2021	$2,000
Payment of contingent consideration	(290)
Escrow release(1)	(17)
Change in fair value	7
Balance, March 31, 2022 (unaudited)	$1,700
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

The fair value of the contingent consideration from the acquisition of Rhythm Xience (see Note 3) represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate and (iv) expected volatility of net sales. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to projected performance, expected term, discount rates, expected volatility and historical performance. Significant changes to these inputs in isolation, including how these inputs are weighted, could result in a significantly different fair value measurement. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Risk-free interest rate	2.00%	0.60%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	25.1%	28.8%
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and restricted stock units with non-market performance and service conditions (“PSUs”) to be recognized in the condensed consolidated financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense was recognized for each vesting tranche over the respective requisite service period of each tranche upon the registration statement becoming effective on August 5, 2020, when the Company’s management deemed it probable that the performance conditions were satisfied. The Company recognized a cumulative true-up adjustment related to PSUs once the conditions became probable of being satisfied as the related service period had been completed in a prior period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the condensed consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See also “Note 15—Stock-Based Compensation” below.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments, which clarifies that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease. This ASU is effective for smaller reporting companies in 2022. The Company adopted this guidance in the first quarter of 2022, which did not have a material impact on its condensed consolidated financial statements.
In April 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which provides clarification on how to account for a modification or exchange of free-standing equity-classified written call options that remain equity classified after the modification or exchange. This ASU is effective for smaller reporting companies in 2022. The Company adopted this guidance in the first quarter of 2022, which did not have a material impact on its condensed consolidated financial statements.
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
Note 3—Asset Acquisition and Business Combination
Biotronik Asset Acquisition
In July 2019, the Company entered into a License and Distribution Agreement with Biotronik and VascoMed GmbH (the “Biotronik Parties”) to obtain certain licenses to the Biotronik Parties’ patents, whereby the Company acquired certain manufacturing equipment and obtained from the Biotronik Parties a license under certain patents and technology to develop, commercialize, distribute and manufacture the AcQBlate FORCE ablation catheters and Qubic Force Device (the “Biotronik
Asset Acquisition"). In exchange for the rights granted to the Company, the Company made cash payments totaling $10.0 million during the year ended December 31, 2020 and issued 273,070 shares of Series D convertible preferred stock valued at $5.0 million during the three months ended March 31, 2020. The implied value of $5.0 million was recorded as an accrued liability as of December 31, 2019. In accordance with ASC 805, the Biotronik Asset Acquisition was accounted for as an asset acquisition as substantially all of the $15.0 million value transferred to Biotronik was allocated to intellectual property. On the acquisition date, the products licensed had not yet received regulatory approval and the intellectual property did not have an alternative use. Accordingly, the $15.0 million paid to Biotronik was immediately charged to research and development expense—license acquired in the condensed consolidated statement of operations and comprehensive loss in July 2019.
Additional contingent milestone payments of up to $10.0 million, of which $2.0 million has been paid as of March 31, 2022, are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first force sensing ablation catheter within the licensed product line, the Company also makes per unit royalty payments. As of March 31, 2022, less than $0.1 million has been included within accrued liabilities for these royalties. The Company determined that the remaining $8.0 million contingent milestones are not probable and estimable and therefore have not been recorded as a liability as of March 31, 2022 and December 31, 2021. Upon regulatory approval in December 2020 of the Company’s force sensing ablation catheter in Europe, the $2.0 million milestone was capitalized and is being amortized, and the royalty payments are recorded as cost of products sold as sales of catheters are recognized.
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
As part of the Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the Acquisition Date. During the year ended December 31, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the year ended December 31, 2021, the Company paid an additional $3.4 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the three months ended March 31, 2022, the Company paid an additional $0.3 million of the contingent consideration for the achievement of certain revenue milestones. Additionally, the Company recorded less than a $0.1 million increase and a $1.2 million decrease to the fair value of the contingent consideration liability for the three months ended March 31, 2022 and 2021, respectively, which is included in change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022, the contingent consideration liability of $1.7 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain revenue milestones are achieved.
Note 4—Marketable Securities
Marketable securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities	$4,046	$—	$—	$4,046
U.S. treasury securities	5,076	—	(34)	5,042
Commercial paper	36,775	—	—	36,775
Yankee debt securities	3,897	—	(20)	3,877
Supranational	3,027	—	(8)	3,019
Asset-backed securities, short-term	9,565	—	(32)	9,533
Total available-for-sale securities - short-term	62,386	—	(94)	62,292

Asset-backed securities, long term	4,022	—	(8)	4,014
Total available-for-sale securities	$66,408	$—	$(102)	$66,306

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities, short-term	$15,786	$—	$(6)	$15,780
U.S. treasury securities	5,073	—	(9)	5,064
Commercial paper	36,759	$—	—	36,759
Yankee debt securities	3,941	—	(9)	3,932
Supranational	3,054	—	(3)	3,051
Asset-backed securities, short-term	12,128	—	(12)	12,116
Total available-for-sale securities - short-term	76,741	—	(39)	76,702

Corporate debt securities, long-term	3,082	—	(2)	3,080
Asset-backed securities, long-term	4,044	—	(4)	4,040
Total available-for-sale securities - long-term	7,126	—	(6)	7,120
Total available-for-sale securities	$83,867	$—	$(45)	$83,822
As of March 31, 2022, the Company’s available-for-sale securities classified as short-term of $62.3 million mature in one year or less and the available-for-sale securities classified as long-term of $4.0 million mature within four years. As of December 31, 2021, the Company’s available-for-sale securities classified as short-term of $76.7 million mature in one year or less and the available-for-sale securities classified as long-term of $7.1 million mature within two years.

Note 5—Inventory
Inventory as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Raw materials	$7,898	$6,779
Work in process	2,181	1,772
Finished goods	7,541	7,857
Total inventory	$17,620	$16,408
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. There was no lease revenue related to sales-type leases for the three months ended March 31, 2022. There was $0.9 million lease revenue related to sales-type leases for the three months ended March 31, 2021, and is included within revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company has a short-term lease receivable of $0.7 million and $0.9 million included in prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021, respectively. The Company has a long-term lease receivable of $0.6 million and $0.7 million included in other assets as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, estimated future maturities of sales-type lease receivables for each of the following years are as follows (in thousands):

Nine months ending December 31, 2022	$637
Year ending December 31, 2023	434
Year ending December 31, 2024	253
Year ending December 31, 2025	50
Year ending December 31, 2026	—
Lease receivable	$1,374
Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Medical diagnostic equipment	$17,330	$16,759
Furniture and fixtures	433	433
Office equipment	1,573	1,538
Laboratory equipment and software	5,320	5,302
Leasehold improvements	580	582
Construction in process	1,083	958
Total property and equipment	26,319	25,572
Less: accumulated depreciation	(13,357)	(11,902)
Property and equipment, net	$12,962	$13,670
Property and equipment includes certain medical diagnostic equipment, AcQMap Systems, located at customer premises. The Company retains ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations. The Company expenses the cost of the equipment when it is subsequently sold or enters into a sales-type lease agreement. See also Note 6—Lessor Sales-Type Leases above.
Depreciation expense was $1.6 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company determined that there was no impairment of property and equipment.
Note 8—Goodwill and Intangible Assets
The table below summarizes goodwill and intangible assets activities as of March 31, 2022 and December 31, 2021 (in thousands):

	Goodwill	Intangible Assets
Balance, December 31, 2021	$12,026	$5,013
Amortization expense	—	(160)
Goodwill impairment	(12,026)	—
Balance, March 31, 2022 (unaudited)	$—	$4,853

During the first quarter of 2022, the Company experienced a significant decline in stock price which reduced the market capitalization below the carrying value of the Company. The Company performed a quantitative assessment of the fair value of its reporting unit. The assessment used a combination of quoted market prices as well as present value calculations which included both the income and market approach. Based on the assessment, the Company concluded that the fair value of the reporting unit was less than its carrying amount in an amount that resulted in the Company fully impairing its goodwill balance of $12.0 million during the three months ended March 31, 2022.

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	March 31, 2022
					(unaudited)
Developed technology	10.0	7.3	$4,200	$(1,125)	$3,075
Customer-related intangible	5.0	2.3	100	(55)	45
Licensed intangibles	10.0	8.7	2,000	(267)	1,733
Total			$6,300	$(1,447)	$4,853

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2021
Developed technology	10.0	7.6	$4,200	$(1,020)	$3,180
Customer-related intangible	5.0	2.5	100	(50)	50
Licensed intangibles	10.0	8.9	2,000	(217)	1,783
Total			$6,300	$(1,287)	$5,013
Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.2 million for both the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company determined that there was no impairment of intangible assets.
The following table shows the remaining amortization expense associated with amortizable intangible assets as of March 31, 2022 (in thousands):

	Developed Technology	Customer- Related Intangible	Licensed Intangibles	Total Amortization
Nine months ending December 31, 2022	$315	$15	$150	$480
Year ending December 31, 2023	420	20	200	640
Year ending December 31, 2024	420	10	200	630
Year ending December 31, 2025	420	—	200	620
Year ending December 31, 2026	420	—	200	620
Thereafter	1,080	—	783	1,863
Total	$3,075	$45	$1,733	$4,853

Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Compensation and related expenses	$7,304	$7,088
Professional fees	857	158
Deferred revenue	430	401
Sales and use tax	190	71
Clinical studies	483	541
Clinician Council payable	376	358
Accrued royalties	239	129
Accrued restructuring	394	—
Other	359	350
Total accrued liabilities	$10,632	$9,096
Note 10—Debt
Outstanding debt as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
2019 Credit Agreement (1)	$44,550	$44,550
Total debt, gross	44,550	44,550
Less: Unamortized debt discount and fees	(3,757)	(4,135)
Total long-term debt	$40,793	$40,415
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
The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contains customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but does not include any financial covenants, other than a minimum liquidity requirement. As of March 31, 2022, the Company was in compliance with all such covenants.
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
The Company also leases approximately 3,900 square feet of office space in Zaventem, Belgium under a noncancelable operating lease that expires on December 31, 2022. The lease is subject to variable charges that are determined annually for common area maintenance and other costs based on actual costs, and base rent is subject to an annual increase each year based on an index rate. The Company has a renewal option for an additional three-year term upon the expiration date of the lease, which has been included in the calculation of the right-of-use asset as it is reasonably certain to be exercised.
The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(unaudited)
Operating cash flows from operating leases	$98	$261
Weighted average remaining lease term – operating leases (in years)	3.4	1.4
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s lease cost (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(unaudited)
Operating leases
Operating lease cost	$247	$216
Variable lease cost	77	83
Total rent expense	$324	$299
As of March 31, 2022, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Nine months ending December 31, 2022	$806
Year ending December 31, 2023	1,135
Year ending December 31, 2024	1,167
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Thereafter	1,221
Total	6,665
Less: present value discount	(1,693)
Operating lease liabilities	$4,972
Note 12—Commitments and Contingencies
As of March 31, 2022, the Company and certain of its current officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California (case numbers 22CV206 and 22CV0388). Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.
Note 13—Warrants
As of March 31, 2022 and December 31, 2021, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise (After Conversion)	Exercise Price	Expiration Date	March 31, 2022	December 31, 2021
				(unaudited)
Warrants issued in 2015	Common stock	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	Common stock	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	Common stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common stock	$16.67	5/20/29	419,992	419,992
Total Warrants				797,487	797,487

There was no warrant activity for the three months ended March 31, 2022.

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
In connection with the Exchange Agreements (see Note 14), four warrant holders are limited to exercising their warrants such that, following any such exercise, the number of shares of common stock beneficially owned by such holder cannot exceed 4.9% of the outstanding common stock of the Company (two of the holders may, at their option and upon sufficient prior written notice to the Company, increase such percentage to 9.9%). In the event the common share limit has been met and the holder chooses to exercise their warrants, the holder can sell any common stock they hold. Therefore, the amendment to the warrant agreements does not restrict the holder from fully exercising the warrants under the original terms of the warrant agreements.
Note 14—Stockholders’ Equity

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
During the three months ended March 31, 2022 and 2021, stock options to acquire 35,478 shares and 27,509 shares were exercised for shares of common stock. The Company received $0.1 million and $0.2 million for the exercise price of the stock options for the three months ended March 31, 2022 and 2021, respectively. 94,226 shares were issued related to the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) for the three months ended March 31, 2022. No shares were issued related to the 2020 ESPP for the three months ended March 31, 2021. Additionally, during the three months ended March 31, 2022 and 2021, the Company issued 192,138 and 94,045 shares of common stock upon vesting of RSUs, respectively. Finally, the Company issued 186 shares of common stock for RSAs for the three months ended March 31, 2021. There were no issuances of RSAs during the three months ended March 31, 2022.

Note 15—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of March 31, 2022, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, all of which remain available for issuance under the 2022 Plan.

2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of March 31, 2022, 4,431,305 shares of common stock were authorized for issuance under the 2020 Plan and 1,005,667 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of March 31, 2022, 1,873,625 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.
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
The following assumptions were used to estimate the fair value of stock options for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Risk-free interest rate	1.76%	0.76% - 1.28%
Expected dividend yield	—	—
Expected term in years	6.0	7.0
Expected volatility	75%	60% - 75%

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,781,636	$13.12	7.6	$93
Options granted	562,250	2.41
Options exercised	(35,478)	1.85		$310
Options forfeited	(287,049)	8.30
Outstanding as of March 31, 2022 (unaudited)	4,021,359	$12.07	7.7	$—
Options vested and exercisable as of March 31, 2022 (unaudited)	1,733,894	$12.55	6.5	$—

For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s stock on the last day of the fiscal period, which was $1.39 and $3.41 as of March 31, 2022 and December 31, 2021, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the three months ended March 31, 2022 was $1.59. As of March 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $25.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Performance-Based Restricted Stock Units (PSU) and Restricted Stock Units (RSU)
In June 2019, the Company granted 567,509 PSUs, with a grant date fair value of $13.37. Vesting of the PSUs was dependent upon the satisfaction of both a service condition and a performance condition, which is an IPO or a change of control. The Company began recording compensation expense related to the PSUs upon the registration statement used in connection with the Company’s registration statement becoming effective on August 5, 2020, as the performance conditions were satisfied. The compensation expense was determined using the original grant date fair value and is being recognized over the remaining service period.
The Company’s PSU and RSU activity for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2021	995,091	$13.47
Granted	1,045,586	2.41
Forfeited	(128,771)	8.94
Vested	(193,555)	13.67
Unvested as of March 31, 2022 (unaudited)	1,718,351	$7.06
Restricted Stock Awards (RSA)
The Company had no RSA activity for the three months ended March 31, 2022.

Employee Stock Purchase Plan
The 2020 ESPP, which permits employees to purchase shares of the Company’s common stock, became effective on August 5, 2020 and 645,105 shares of common stock were authorized for sale under the 2020 ESPP.
The 2020 ESPP was implemented by consecutive offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 of each year and terminating on the last trading day on or before July 31 and January

31, respectively. The first offering period began on February 1, 2021. In November 2021, the Company amended its ESPP offering periods beginning in 2022 after the January 31 purchase, to commence on the first trading day on or after May 15 and November 15 of each year and terminating on the last trading day on or before November 14 and May 14, respectively. On each purchase date, which falls on the last date of each offering period, 2020 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the 2020 ESPP are subject to the determinations of the Compensation Committee of the Company’s Board of Directors, in its sole discretion.
The fair value of the 2020 ESPP shares is estimated using the Black-Scholes option pricing model.
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cost of products sold	$226	$157
Research and development	514	442
Selling, general and administrative	2,292	2,311
Total stock-based compensation	$3,032	$2,910
Note 16—Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible preferred stock, common stock options, PSUs, RSUs and warrants because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in the periods presented, basic and diluted net loss per common share are the same.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended March 31,
Shares issuable upon:	2022	2021
	(unaudited)
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	—
Exercise of stock options	4,021,359	3,379,575
Exercise of common stock warrants	797,487	824,608
Vesting of PSUs and RSUs	1,718,351	466,785
Total	13,203,038	4,670,968

Note 17—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company did not provide any contributions to the 401(k) retirement savings plan for the three months ended March 31, 2022 and 2021.
Note 18—Related Party Transactions
In August 2021, the Company entered into the Exchange Agreements with Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP pursuant to which the investors exchanged 6,665,841 shares of the Company’s common stock for 6,666 shares of Series A Common Equivalent Preferred Stock, par value $0.001 per share (see Note 14).
The Company has a consulting agreement with a director and chairman of the Company’s board of directors. The Company recorded less than $0.1 million in SG&A expense in the condensed consolidated statements of operations and comprehensive loss for the consulting services for both the three months ended March 31, 2022 and 2021.
Multiple preferred stock shareholders entered into the 2018 and 2019 Convertible Notes that also contained detached warrants. Additionally, OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million, with $40.0 million being drawn as of March 31, 2022 and December 31, 2021. The Company recorded $1.4 million for both the three months ended March 31, 2022 and 2021, respectively, in interest expense related to these debt agreements.
Note 19—Subsequent Events
Left-Heart Access Portfolio Sale

In April 2022, the Company announced a definitive agreement to sell the Company’s left-heart access portfolio to Medtronic, Inc. (“Medtronic”). The sale of the Company’s left-heart access portfolio includes the AcQCross® line of sheath-compatible septal crossing devices, the AcQGuide® MINI integrated crossing device and sheath, the AcQGuide FLEX steerable introducer with integrated transseptal dilator and needle and the AcQGuide® VUE steerable sheaths.

Under the terms of the agreement, Medtronic will make an upfront cash payment to the Company of $50.0 million upon the initial closing of the transaction, subject to the satisfaction of customary closing conditions, including expiration or early termination of all applicable waiting periods (and any extensions thereof) under applicable antitrust laws, and the closing of the Company’s debt refinancing. Contingent consideration payments of up to an additional $20.0 million will be paid upon certain quality and manufacturing qualification requirements (“OEM earnout”) plus an additional $13.0 - $17.0 million upon certain regulatory milestones. Finally the Company will receive amounts equal to 100%, 75%, 50% and 50% of revenue from the sale of the products by Medtronic over each of the four years, respectively, following Medtronic's first commercial sale of a product after the Company's achievement of the OEM earnout.

Debt Refinancing

The Company has signed a commitment letter to refinance its existing debt facility. The existing debt facility, which has a maturity date of May 20, 2024, will be replaced with a new debt facility in conjunction with the left-heart access portfolio sale. The new debt facility with Deerfield Management Company ("Deerfield") will include $35.0 million in aggregate principal with a maturity date five years from the closing of the loan, as well as amortization payments becoming due at 15% of the principal due at the end of month 36, 15% of the principal due at the end of month 48 and the remaining 70% due at the end of month 60 following the closing of the loan. The new debt facility will bear interest at one-month adjusted term Secured Overnight Financing Rate, with a floor of 2.50% per annum, plus 9.00% per annum. The Company expects to issue warrants to purchase its common stock to Deerfield in connection with the refinancing. Upon the finalization of the left-heart access portfolio, the Company will assess the amount of loss from the extinguishment of the 2019 Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Form 10-Q and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
For the three months ended March 31, 2022 and 2021, we generated revenue of $3.7 million and $3.6 million, respectively, of which 45% and 56%, was from customers located outside of the United States, respectively. Since our inception, we have generated significant losses. Our net loss was $40.0 million and $29.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $518.7 million and $478.7 million, respectively, and working capital of $87.1 million and $107.8 million, respectively. Prior to our initial public offering (“IPO”) on August 10, 2020, our operations have been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.

On January 19, 2022, we announced a corporate restructuring to reduce our operating expenses and optimize our cash resources, pursuant to which we undertook a reduction in force (“RIF”) and implemented additional cost reduction measures. The restructuring was the result of a detailed review of our strategic priorities, the external environment, and cost structure and is intended to sharpen our focus and strengthen our financial position. As part of the restructuring, we intend to prioritize maximizing console utilization and procedure volume growth in targeted geographic regions, as well as a more focused scope of product development initiatives. Based on the timing of notifications under the Worker Adjustment and Retraining Notification (“WARN”) Act, we started realizing the benefits of our restructuring plan beginning late in the first quarter of 2022.

The sales organization will continue to focus on driving utilization and procedure growth in targeted geographic regions. Investments in research and development and clinical and regulatory affairs will have a focused scope on key product development initiatives. Additionally, we will continue to incur costs as a public company that we did not incur prior to our IPO or incurred prior to our IPO at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years.
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
Installed Base
Our mapping and therapy platform is enabled by our AcQMap console that we install at customer sites globally. We believe our installed base is a key driver of our business model, enabling utilization and disposable pull-through. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of March 31, 2022 and 2021 is set forth in the table below:

	As of March 31,
	2022	2021
	(unaudited)
Acutus
U.S.	39	39
Outside the U.S.	38	23
Total Acutus net system placements	77	62

Procedure Volumes

Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Procedure volumes and the utilization of our AcQMap console will be the primary driver of our business over the long-term.

During three months ended March 31, 2022 and 2021, physicians performed 465 and 367 procedures, respectively, including non-contact mapping and contact mapping worldwide, and therapeutic ablations outside the U.S.

Our total procedure volumes as of March 31, 2022 and 2021 is set forth in the table below:

	March 31,
	2022	2021
	(unaudited)
Procedure volumes	465	367
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
•Commercial Organization Size and Effectiveness. As of March 31, 2022, our commercial organization consisted of 73 individuals with substantial applicable medical device, sales and clinical experience, which is comprised of sales representatives, sales managers, mappers and marketing personnel. We intend to continue to make significant investments in our commercial organization in training, developing, continuing education, and targeted increases in sales representatives, sales managers and mappers to help facilitate further adoption of our products among existing and new customer accounts. The effectiveness with which we manage our commercial organization and the speed at which newly hired personnel contribute to business performance can impact our revenue growth or our costs incurred in anticipation of such growth.
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
•Continued Investment in Innovation. Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. In 2021, research and development continued to provide both new products as well as generational improvements to the current product lines through the release of multiple versions of software and disposable products including significant improvements to our mapping system hardware. Additionally, research efforts evolved into development projects for advanced therapies, improved navigational accuracy and enhanced mapping capabilities. We expect our investments in research and development to decrease as we have a focused scope on key product development initiatives. We plan our research and development expenditures in accordance with our internal initiatives, as well as potentially licensing or acquiring technology from third parties. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow. Introducing additional, innovative products is also expected to help support our existing installed base and help drive demand for additional installations of our system. If, however, our future innovations are not successful in meeting customers’ needs or prove to be too costly relative to their perceived benefit, we may not be successful. Moreover, as cost of products sold, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.
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
•COVID-19 Pandemic. Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic disrupted and are expected to continue to impact our business. Moreover, beginning in March 2020 and continuing through the filing of this Form 10-Q, access to hospitals and other customer sites was restricted, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Over the past 24 months, we have continued to observe intermittent suspension of many elective procedures, as well as nursing and staffing shortages associated with the resurgence of COVID-19 in geographies where we sell, market and distribute our products. In addition, the impact of COVID-19 has varied by region and by healthcare facility, hampering our ability to forecast the sustained impact on our business from COVID-19. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. Quarantines, shelter-in-place and similar government orders and capacity restrictions have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. The markets we serve are likely to see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.
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
For the three months ended March 31, 2022 and 2021, approximately 45% and 56%, respectively, of our sales were sold outside of the U.S. Additionally, for the three months ended March 31, 2022 and 2021, approximately 24% and 29% of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.
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
To align resources with our current strategic direction, we have undertaken a RIF and have implemented additional cost reduction measures. Due to this strategic realignment, we expect our selling, general and administrative expenses to decrease in absolute dollars in the upcoming years.
Restructuring Expenses
To align resources with our current strategic direction, we have undertaken a RIF and have implemented additional cost reduction measures. Our restructuring expenses consist of severance expenses related to employees affected by the organizational RIF.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to the contingent consideration associated with our June 2019 acquisition of Rhythm Xience, an entity with an integrated family of transseptal crossing and steerable introducer systems. This acquisition included potential earn out considerations based on the achievement of certain regulatory milestones and revenue milestones. Changes in the estimated fair value of the contingent consideration earn out are recognized in the condensed consolidated statement of operations and comprehensive loss, and reflect the changes within this account.
Other Income (Expense)
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.
Interest Expense
Interest expense primarily relates to our credit agreement with OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. (the “2019 Credit Agreement”).

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
	(unaudited)
Revenue(1)	$3,681	$3,591	$90	3%
Costs and operating expenses:
Costs of products sold(2)	6,941	6,955	(14)	—%
Research and development(2)	8,003	9,370	(1,367)	(15)%
Selling, general and administrative(2)	14,385	16,252	(1,867)	(11)%
Goodwill impairment	12,026	—	12,026	*
Restructuring	949	—	949	*
Change in fair value of contingent consideration	7	(1,153)	1,160	(101)%
Total costs and operating expenses	42,311	31,424	10,887	35%
Loss from operations	(38,630)	(27,833)	(10,797)	39%
Other income (expense):
Interest income	24	40	(16)	(40)%
Interest expense	(1,411)	(1,388)	(23)	2%
Total other expense, net	(1,387)	(1,348)	(39)	3%
Net loss	$(40,017)	$(29,181)	$(10,836)	37%
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	(57)	6	(63)	(1,050)%
Foreign currency translation adjustment	(166)	(226)	60	(27)%
Comprehensive loss	$(40,240)	$(29,401)	$(10,839)	37%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Disposables	$3,211	$2,342
Systems	—	969
Service/Other	470	280
Total revenue	$3,681	$3,591
The following table provides revenue by geographic location for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
United States	$2,023	$1,581
Outside the United States	1,658	2,010
Total revenue	$3,681	$3,591

(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cost of products sold	$226	$157
Research and development	514	442
Selling, general and administrative	2,292	2,311
Total stock-based compensation	$3,032	$2,910
Revenue
Revenue was $3.7 million for the three months ended March 31, 2022, compared to $3.6 million for the three months ended March 31, 2021. This increase of $0.1 million, or 3%, was attributable to a $0.9 million increase in purchase volume of our disposable products used in electrophysiology procedures and an increase of $0.2 million in services/other, offset by a decrease of $1.0 million due to lower system sales.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $6.9 million for the three months ended March 31, 2022, compared to $7.0 million for the three months ended March 31, 2021. While the change is relatively flat, for the three months ended March 31, 2022, we had a $1.5 million benefit attributable to an Employee Tax Credit (ERC) received under the CARES Act, which was offset by increased amortization related to unfavorable manufacturing variance of $1.3 million and an additional $0.2 million excess and obsolete inventory charge primarily related to our systems. Gross margin was negative 89% for the three months ended March 31, 2022, and negative 94% for the three months ended March 31, 2021. This improvement in gross margin was primarily attributable to increased favorable product mix.
Research and Development Expenses
Research and development expenses were $8.0 million for the three months ended March 31, 2022, compared to $9.4 million for the three months ended March 31, 2021. This decrease of $1.4 million, or (15)%, was primarily attributable to an ERC benefit received under the CARES Act.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $14.4 million for the three months ended March 31, 2022, compared to $16.3 million for the three months ended March 31, 2021. This decrease of $1.9 million, or (11)%, was primarily attributable to an ERC benefit received under the CARES Act.
Goodwill Impairment
Goodwill impairment expense was $12.0 million for the three months ended March 31, 2022, which consisted of a full impairment of our goodwill balance. Refer to Note 8 - Goodwill and Intangible Assets for further details.
Restructuring
Restructuring expenses were $0.9 million for the three months ended March 31, 2022, and consisted of severance expenses for employees affected by the organizational RIF.
Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2022 and 2021, we recorded changes in fair value of contingent consideration of less than $0.1 million and $1.2 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience.

Other Income (Expense)
Other expense, net was $1.4 million for the three months ended March 31, 2022, compared to $1.3 million for the three months ended March 31, 2021. The increase was primarily attributable to higher interest expense.
Liquidity, Capital Resources, and Going Concern
We have limited revenue, have incurred significant operating losses and negative cash flows from operations since our inception, and anticipates that we will incur significant losses for at least the next several years. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $78.6 million and $107.9 million, respectively. For the three months ended March 31, 2022 and 2021, net losses were $40.0 million and $29.2 million, respectively, and net cash used in operating activities was $27.6 million and $26.3 million respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $518.7 million and $478.7 million, respectively, and working capital of $87.1 million and $107.8 million, respectively.

Prior to our IPO in August 2020, operations had been financed primarily by aggregate net proceeds from the sale of convertible preferred stock and principal of converted debt of $253.9 million as well as other indebtedness. On August 10, 2020, we issued 10,147,058 shares of common stock in our IPO, which included 1,323,529 shares of common stock issued upon the exercise in full by the underwriters of an option to purchase additional shares of common stock, at the public offering price less underwriting discounts and commissions. The price to the public was $18.00 per share, for net proceeds of $166.3 million.

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

With the closing of our IPO in August 2020 and follow on offering in July 2021 and the RIF announced in January 2022, we believe our current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of additional debt, equity or both. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.
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
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include the potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory milestones and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million in 2021 and $0.3 million in the first quarter of 2022, in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of March 31, 2022, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.

Under Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. We believe management’s plans sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern for at least twelve months from the date that the accompanying condensed consolidated financial statements included elsewhere in this Form 10-Q were issued. Going concern matters are more fully discussed in Note 1, “Organization and Description of Business – Liquidity, Capital Resources and Going Concern” of our condensed consolidated financial statements. Additionally, we will need to raise additional funds through the issuance of debt and/or equity securities or otherwise, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To raise sufficient additional funds, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. In addition, our recent corporate restructuring is intended to reduce our operating expenses and optimize our cash resources. Based on the timing of notifications under the WARN Act, we started realizing the benefits of our restructuring plan beginning late in the first quarter of 2022; however, there can be no assurance that we will realize the benefits of the restructuring on the anticipated timeline, or at all.
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
Our obligations under the 2019 Credit Agreement are secured by substantially all of our assets, including our intellectual property, and is guaranteed by one of our subsidiaries, Acutus Medical, N.V. The 2019 Credit Agreement contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments and merge or consolidate with any other person or engage in transactions with our affiliates, but does not include any financial covenants, other than a minimum liquidity requirement.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(27,609)	$(26,273)
Net cash provided by investing activities	15,999	12,172
Net cash used in financing activities	(42)	(2,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	(124)
Net change in cash, cash equivalents and restricted cash	$(11,752)	$(16,603)
Operating Activities
During the three months ended March 31, 2022, operating activities used $27.6 million of cash, an increase of $1.3 million from the three months ended March 31, 2021. This increase was attributable to unfavorable changes in operating assets and liabilities of $3.9 million and higher net losses of $10.8 million, partially offset by an increase in non-cash items of $13.4 million, primarily due to a goodwill impairment charge of $12.0 million and an increase in the change in fair value of contingent consideration of $1.2 million.
Investing Activities
During the three months ended March 31, 2022, investing activities provided $16.0 million of cash, an increase of $3.8 million from the three months ended March 31, 2021. This increase was attributable to a decrease in purchases of marketable securities of $9.1 million compared to prior year, a decrease in the purchases of property and equipment of $2.6 million compared to prior year, and an increase in the sales of marketable securities of $2.5 million compared to prior year. These increases were partially offset by a decrease in the maturities of marketable securities of $10.4 million compared to prior year.
Financing Activities
During the three months ended March 31, 2022, financing activities used less than $0.1 million of cash, a decrease of $2.3 million from the three months ended March 31, 2021. The decrease is primarily related to a decrease in payments of contingent consideration.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice.
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in additional earn out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million in 2021 and $0.3 million in the first quarter of 2022, in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of March 31, 2022, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of force sensing catheters.
Off-Balance Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
During the three months ended March 31, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.
Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are is not required to provide the information required by this item.
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
With respect to the quarter ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by stockholders in the United States District Court for the Southern District of California (case numbers 22CV206 and 22CV0388). Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. We expect the lawsuits to be consolidated. We are defending the actions.

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
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Recent Sales of Unregistered Securities.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Acutus Medical, Inc. (Registrant)

Date: May 12, 2022	By:	/s/ Vince Burgess
Vince Burgess President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ David H. Roman
David H. Roman Chief Financial Officer (Principal Financial Officer)