Form 10-Q
period 2022-06-30
Acutus Medical, Inc.
filed 2022-08-11
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 8, 2022
Common Stock, $0.001 par value	28,370,346

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended June 30, 2022

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,567	$24,071
Marketable securities, short-term	42,400	76,702
Restricted cash, short-term	150	150
Accounts receivable	2,596	3,633
Inventory	15,307	16,408
Prepaid expenses and other current assets	9,030	5,326
Total current assets	116,050	126,290

Marketable securities, long-term	—	7,120
Restricted cash, long-term	4,000	—
Property and equipment, net	11,366	13,670
Right-of-use assets, net	4,191	4,521
Intangible assets, net	1,683	5,013
Goodwill	—	12,026
Other assets	1,040	1,152
Total assets	$138,330	$169,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,975	$7,519
Accrued liabilities	9,138	9,096
Contingent consideration, short-term	1,800	1,500
Operating lease liabilities, short-term	437	395
Warrant liability	3,379	—
Total current liabilities	22,729	18,510

Operating lease liabilities, long-term	4,346	4,591
Long-term debt	34,199	40,415
Contingent consideration, long-term	400	500
Other long-term liabilities	5	50
Total liabilities	61,679	64,066
Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 28,349,200 and 27,957,223 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	590,429	584,613
Accumulated deficit	(512,997)	(478,698)
Accumulated other comprehensive loss	(809)	(217)
Total stockholders' equity	76,651	105,726
Total liabilities and stockholders' equity	$138,330	$169,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$4,076	$4,709	$7,757	$8,300

Costs and operating (income) expenses:
Cost of products sold	9,697	7,492	16,638	14,447
Research and development	7,935	9,174	15,938	18,544
Selling, general and administrative	14,143	15,601	28,528	31,853
Goodwill impairment	—	—	12,026	—
Restructuring	—	—	949	—
Change in fair value of contingent consideration	948	(258)	955	(1,411)
Gain on sale of business	(43,575)	—	(43,575)	—
Total costs and operating (income) expenses	(10,852)	32,009	31,459	63,433
Income (loss) from operations	14,928	(27,300)	(23,702)	(55,133)

Other income (expense):
Loss on debt extinguishment	(7,947)	—	(7,947)	—
Interest income	27	29	51	69
Interest expense	(1,290)	(1,456)	(2,701)	(2,844)
Total other expense, net	(9,210)	(1,427)	(10,597)	(2,775)
Income (loss) before income taxes	5,718	(28,727)	(34,299)	(57,908)
Income tax benefit	—	—	—	—
Net income (loss)	$5,718	$(28,727)	$(34,299)	$(57,908)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	18	4	(39)	10
Foreign currency translation adjustment	(387)	92	(553)	(134)
Comprehensive income (loss)	$5,349	$(28,631)	$(34,891)	$(58,032)

Basic net income (loss) per common share	$0.16	$(1.02)	$(1.22)	$(2.06)
Diluted net income (loss) per common share	$0.16	$(1.02)	$(1.22)	$(2.06)

Basic weighted average shares outstanding	28,339,362	28,152,305	28,229,338	28,092,329
Diluted weighted average shares outstanding	28,349,429	28,152,305	28,229,338	28,092,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022 (unaudited)	6,666	$—	28,279,065	$28	$587,889	$(518,715)	$(440)	$68,762
Unrealized gain on marketable securities	—	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	—	(387)	(387)
Stock-based compensation	—	—	70,135	—	2,540	—	—	2,540
Net income	—	—	—	—	—	5,718	—	5,718
Balance as of June 30, 2022 (unaudited)	6,666	$—	28,349,200	$28	$590,429	$(512,997)	$(809)	$76,651
For the Three Months Ended June 30, 2021

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021 (unaudited)	28,113,165	$28	$490,369	$(390,196)	$60	$100,261
Unrealized gain on marketable securities	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	92	92
Stock option exercises	71,460	—	450	—	—	450
Stock-based compensation	43	—	3,776	—	—	3,776
Issuance of common stock for cashless warrant exercise	26,958	—	—	—	—	—
Net loss	—	—	—	(28,727)	—	(28,727)
Balance as of June 30, 2021 (unaudited)	28,211,626	$28	$494,595	$(418,923)	$156	$75,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726
Unrealized loss on marketable securities	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(553)	(553)
Stock option exercises	—	—	35,478		66	—	—	66
Stock-based compensation	—	—	262,273	—	5,568	—	—	5,568
Employee stock purchase plan shares issued	—	—	94,226	—	182	—	—	182
Net loss	—	—	—	—	—	(34,299)	—	(34,299)
Balance as of June 30, 2022 (unaudited)	6,666	$—	28,349,200	$28	$590,429	$(512,997)	$(809)	$76,651

For the Six Months Ended June 30, 2021

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	27,991,425	$28	$487,290	$(361,015)	$280	$126,583
Unrealized gain on marketable securities	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	(134)	(134)
Stock option exercises	98,969	—	619	—	—	619
Stock-based compensation	94,274	—	6,686	—	—	6,686
Issuance of common stock for cashless warrant exercise	26,958	—	—	—	—	—
Net loss	—	—	—	(57,908)	—	(57,908)
Balance as of June 30, 2021 (unaudited)	28,211,626	$28	$494,595	$(418,923)	$156	$75,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(34,299)	$(57,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,145	2,747
AcQMap Systems converted to sales	110	—
Sales-type lease gain	(57)	—
Amortization of intangible assets	320	320
Stock-based compensation expense	5,613	6,686
Amortization of premiums and accretion of discounts on marketable securities, net	264	797
Amortization of debt issuance costs	641	672
Amortization of right-of-use assets	321	343
Goodwill impairment	12,026	—
Loss on debt extinguishment	7,947	—
Gain on sale of business	(43,575)	—
Change in fair value of contingent consideration	955	(1,411)
Changes in operating assets and liabilities:
Accounts receivable	1,037	(1,199)
Inventory	1,101	(1,705)
Prepaid expenses and other current assets	(3,592)	2,501
Other assets	223	(289)
Accounts payable	236	(2,727)
Accrued liabilities	(386)	1,600
Operating lease liabilities	(203)	(342)
Other long-term liabilities	(45)	—
Net cash used in operating activities	(48,218)	(49,915)

Cash flows from investing activities
Proceeds from sale of business	50,000	—
Direct costs paid related to sale of business	(2,488)	—
Purchases of available-for-sale marketable securities	—	(9,134)
Sales of available-for-sale marketable securities	13,099	4,590
Maturities of available-for-sale marketable securities	27,787	44,407
Purchases of property and equipment	(1,718)	(5,841)
Net cash provided by investing activities	86,680	34,022

Cash flows from financing activities
Repayment of debt	(44,550)	—
Penalty fees paid for early prepayment of debt	(1,074)	—
Borrowing under new debt	35,000	—
Payment of debt issuance costs	(624)	—
Payment of deferred offering costs	—	(10)
Payment of contingent consideration	(598)	(2,758)
Repurchase of common shares to pay employee withholding taxes	(45)	—
Proceeds from stock options exercises	66	619
Proceeds from employee stock purchase plan	182	—
Net cash used in financing activities	(11,643)	(2,149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(323)	(65)
Net change in cash, cash equivalents and restricted cash	26,496	(18,107)
Cash, cash equivalents and restricted cash, at the beginning of the period	24,221	25,384
Cash, cash equivalents and restricted cash, at the end of the period	$50,717	$7,277

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$38
Cash paid for interest	$2,073	$2,263
Supplemental disclosure of noncash investing and financing activities:
Amount of debt proceeds allocated to warrant liability	$3,379	$—
Change in unrealized (gain) loss on marketable securities	$39	$(10)

Change in unpaid purchases of property and equipment	$42	$58
Escrow release	$157	$—
Unpaid transaction costs from sale of business	$429	$—
Unpaid debt issuance costs	$177	$—
Right-of-use assets exchanged for operating lease liabilities	$—	$3,527
Net book value on AcQMap system sales-type leases	$110	$—
Unpaid deferred offering costs	$—	$313
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
Liquidity, Capital Resources and Going Concern
The Company has limited revenue, has incurred significant operating losses and negative cash flows from operations since its inception, and anticipates that it will incur significant losses for at least the next several years. As of June 30, 2022 and December 31, 2021, the Company had cash, cash equivalents, restricted cash and marketable securities of $93.1 million and $108.0 million, respectively. For the six months ended June 30, 2022 and 2021, net losses were $34.3 million and $57.9 million, respectively, and net cash used in operating activities was $48.2 million and $49.9 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $513.0 million and $478.7 million, respectively, and working capital of $93.3 million and $107.8 million, respectively.

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

With the closing of the Company’s IPO in August 2020, the follow on offering in July 2021, the reduction in force (“RIF”) announced in January 2022, $50.0 million of proceeds received from the June 30, 2022 first closing in the sale of certain transseptal access and sheath assets to Medtronic, Inc. (“Medtronic”), as further discussed in Note 4 - Sale of Business, and further cost reduction actions taken in July 2022, management believes the Company’s current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. To ensure that the Company has sufficient resources to fund operations, management continues to review cost improvement opportunities and pathways to reduce expenses and cash burn, while preserving the resources to invest in future growth.

In the future, the Company may need to raise additional funds through one or more of the following: the issuance of debt and/or equity securities or otherwise. Until such time, if ever, that the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition, and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all.

Impact of COVID-19
COVID-19 has restricted the Company's access to hospital and other customer sites, which negatively impacted the Company's ability to install its AcQMap consoles and workstations in new accounts and for sales representatives and mappers to promote the use of the Company's products with physicians. Furthermore, the impact of COVID-19 has varied by region and by healthcare facility, which has hampered the Company’s ability to forecast the sustained impact on its business from COVID-19. The Company expects medical procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, healthcare system staffing shortages, patient's willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restriction, vaccine and booster immunizations rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S. and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as new variants emerge. The magnitude of the impact of the COVID-19 pandemic on productivity, results of operations and financial position, and its disruption to the Company’s business and clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on the Company’s ability to conduct business in the ordinary course. The markets the Company serves could see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact the Company’s business.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of June 30, 2022 and December 31, 2021, exceeded federally insured limits.

Historically, restricted cash has served as collateral for the Company’s corporate credit card program; however, $4.0 million of the proceeds received on June 30, 2022 from the sale of the left-heart access portfolio assets to Medtronic are being held in an indemnity escrow account for a period of 18 months following the first closing as further discussed in Note 4 - Sale of Business, and was recorded in “Restricted cash, long-term” on the condensed consolidated balance sheet. The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total balances as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$46,567	$24,071
Restricted cash, short-term	150	150
Restricted cash, long-term	4,000	—
Total cash, cash equivalents and restricted cash	$50,717	$24,221
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
Marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.
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
Revenue from Contracts with Customers
The Company accounts for revenue earned from contracts with customers under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”), and ASC 842, Leases ("ASC 842"). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of June 30, 2022 and December 31, 2021.
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
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Disposables	$3,334	$3,509	$6,545	$5,852
Systems	346	799	346	1,768
Service/Other	396	401	866	680
Total revenue	$4,076	$4,709	$7,757	$8,300
The following table provides revenue by geographic location for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
United States	$2,037	$2,486	$4,060	$4,068
Outside the United States	2,039	2,223	3,697	4,232
Total revenue	$4,076	$4,709	$7,757	$8,300
Inventory
Inventory is comprised of raw materials, direct labor and manufacturing overhead and is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for manufacturing scrap and excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence of $1.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.
Accounts Receivable
The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of June 30, 2022 and December 31, 2021.

Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Intangible Assets
At December 31, 2021, intangible assets consisted of acquired developed technology, acquired in-process technology, trademarks and trade names and a customer-related intangible which were acquired as part of the acquisition of Rhythm Xience, Inc. (“Rhythm Xience”) in June 2019, as well as a license agreement with Biotronik. The Rhythm Xience intangible assets were included in the assets sold to Medtronic, leaving only the license agreement with Biotronik in intangible assets on the condensed consolidated balance sheet as of June 30, 2022. The Company determines the appropriate useful life of its finite-lived intangible assets by performing an analysis of expected cash flows of the acquired assets. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. Acquired in-process technology was classified as an indefinite-lived intangible asset, until the receipt of Food and Drug Administration (the “FDA”) approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was classified as a finite-lived intangible and amortization for in-process technology began. Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying value.
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. During the six months ended June 30, 2022, the Company fully impaired its goodwill balance of $12.0 million. Refer to Note 9 - Goodwill and Intangible Assets for further details.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and six months ended June 30, 2022 and 2021, the Company determined that there was no impairment of property and equipment or intangible assets.
Foreign Currency Translation and Transactions
The assets, liabilities and results of operations of Acutus Medical N.V. and Acutus Medical UK Limited are measured using their functional currency, the Euro and British Pound Sterling, respectively, which is the currency of the primary foreign economic environment in which the subsidiaries operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating the entities’ financial statements are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets and foreign currency translation adjustment in the condensed consolidated statements of operations and comprehensive income (loss).

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
Restructuring
Restructuring expense consists of severance expenses and benefits related to employees affected by the organizational RIF. The RIF was made to align resources with the Company's current strategic direction.
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

The Company elected to classify the ERC amounts as a reduction to payroll tax expense. During the six months ended June 30, 2022, the Company recorded $1.5 million, $1.4 million and $1.7 million related to the CARES Employee Retention Credit within cost of products sold, research and development expense and SG&A expense, respectively, on the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2022, the Company has a $4.6 million receivable balance from the United States government related to the CARES Act, which is recorded in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheet.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022 and December 31, 2021, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of the instruments.
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.

The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of June 30, 2022
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$13,327	$—	$—	$13,327
Marketable securities at fair value
U.S. treasury securities	—	4,998	—	4,998
Commercial paper	—	24,992	—	24,992
Yankee debt securities	—	3,879	—	3,879
Supranational	—	3,025	—	3,025
Asset-backed securities	—	5,506	—	5,506
Total fair value	$13,327	$42,400	$—	$55,727

Liabilities included in:
Warrant liability	$—	$—	$3,379	$3,379
Contingent consideration	—	—	2,200	2,200
Total fair value	$—	$—	$5,579	$5,579

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$21,893	$—	$—	$21,893
Marketable securities at fair value
Corporate debt securities	—	18,860	—	18,860
U.S. treasury securities	—	5,064	—	5,064
Commercial paper	—	36,759	—	36,759
Yankee debt securities	—	3,932	—	3,932
Supranational	—	3,051	—	3,051
Asset-backed securities	—	16,156	—	16,156
Total fair value	$21,893	$83,822	$—	$105,715

Liabilities included in:
Contingent consideration	$—	$—	$2,000	$2,000
Total fair value	$—	$—	$2,000	$2,000

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
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2022 (in thousands):

	Contingent Consideration	Warrant Liability
Balance, December 31, 2021	$2,000	$—
Payment of contingent consideration	(598)	—
Escrow release(1)	(157)	—
Issuance of warrants(2)	—	3,379
Change in fair value	955	—
Balance, June 30, 2022 (unaudited)	$2,200	$3,379
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
(2)     Common stock warrants issued to lenders under the 2022 Amended Credit Agreement (see Notes 11 and 14).
Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The fair value of the contingent consideration from the acquisition of Rhythm Xience (see Note 3) represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate and (iv) expected volatility of net sales. Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period, and any increase or decrease is recorded in operating income (loss). The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to projected performance, expected term, discount rates, expected volatility and historical performance. Significant changes to these inputs in isolation, including how these inputs are weighted, could result in a significantly different fair value measurement. The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Risk-free interest rate	2.80%	0.60%
Expected term in years	0.0 - 1.0	1.0 - 2.0
Expected volatility	30.5%	28.8%
The common stock warrants issued by the Company on June 30, 2022 in connection with the 2022 Amended Credit Agreement met the definition of a freestanding financial instrument, as they are legally detachable and separately exercisable from the debt. The fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was impacted by the model selected, as well as assumptions surrounding inputs including the risk-free interest rate, expected term and expected volatility. The fair value was estimated to be $0.89 per share as of June 30, 2022 and the significant inputs used in the estimation of the fair value were as follows:

June 30, 2022
(unaudited)
Risk-free interest rate	3.04%
Expected term in years	8.0
Expected volatility	85.0%
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and restricted stock units with non-market performance and service conditions (“PSUs”) to be recognized in the condensed consolidated financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense was recognized for each vesting tranche over the respective requisite service period of each tranche upon the registration statement becoming effective on August 5, 2020, when the Company’s management deemed it probable that the performance conditions were satisfied. The Company recognized a cumulative true-up adjustment related to PSUs once the conditions became probable of being satisfied as the related service period had been completed in a prior period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the condensed consolidated statements of operations and comprehensive income (loss) based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See also Note 15 - Stock-Based Compensation below.
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
Business Combinations
The Company accounts for business acquisitions using the acquisition method of accounting based on ASC 805, Business Combinations (“ASC 805”), which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The determination of estimated fair value requires the Company to make significant estimates and assumptions. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.
Recently Adopted Accounting Pronouncements
In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-05, Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments, which clarifies that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease. This ASU is effective for smaller reporting companies in 2022. The Company adopted this guidance in the first quarter of 2022, which did not have a material impact on its condensed consolidated financial statements.
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
Additional contingent milestone payments of up to $10.0 million, of which $2.0 million has been paid as of June 30, 2022, are to be made to the Biotronik Parties contingent upon certain regulatory approvals and first commercial sale. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the first Force sensing ablation catheter within the licensed product line, the Company also makes per unit royalty payments. As of June 30, 2022, less than

$0.1 million has been included within accrued liabilities for these royalties. The Company determined that the remaining $8.0 million contingent milestones are not probable and estimable and therefore have not been recorded as a liability as of June 30, 2022 and December 31, 2021. Upon regulatory approval in December 2020 of the Company’s Force sensing ablation catheter in Europe, the $2.0 million milestone was capitalized and is being amortized, and the royalty payments are recorded as cost of products sold as sales of catheters are recognized.
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
As part of the Rhythm Xience Acquisition, the Company recorded a contingent consideration liability for potential additional payments due to the sellers of Rhythm Xience if certain regulatory approval milestones and revenue milestones are achieved. The initial contingent consideration liability of $13.4 million was based on the fair value of the contingent consideration liability at the Acquisition Date. During the year ended December 31, 2020, the Company issued 119,993 shares of Series D convertible preferred stock and paid $2.5 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the year ended December 31, 2021, the Company paid an additional $3.4 million of the contingent consideration for the achievement of certain regulatory and revenue milestones. During the six months ended June 30, 2022, the Company paid an additional $0.6 million of the contingent consideration for the achievement of certain revenue milestones. Additionally, the Company recorded a $0.9 million increase and a $0.3 million decrease for the three months ended June 30, 2022 and 2021, respectively, and a $1.0 million increase and a $1.4 million decrease to the fair value of the contingent consideration liability for the six months ended June 30, 2022 and 2021, respectively, which is included in change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2022, the contingent consideration liability of $2.2 million is the fair value of the remaining payments due to the sellers of Rhythm Xience if certain revenue milestones are achieved.
On June 30, 2022, the Company sold its Rhythm Xience product line acquired as part of the Rhythm Xience Acquisition to Medtronic, Refer to Note 4 - Sale of Business for further detail.
Note 4—Sale of Business
On June 30, 2022, the Company completed the first closing (the “First Closing”) with Medtronic, in accordance with the Asset Purchase Agreement (the “Agreement”) executed on April 26, 2022, pursuant to which the Company agreed to sell to Medtronic certain transseptal access and sheath assets which make up the Company's left-heart access portfolio (and which comprised the Rhythm Xience product line acquired as part of the Rhythm Xience Acquisition). The assets transferred to Medtronic upon the First Closing (the “Assets”) include patents, trademarks, patent and trademark applications, know-how, copyrights, prototypes and other intellectual property owned or licensed by the Company, business records and documents (including regulatory and clinical materials) and manufacturing equipment related to the AcQCross® line of sheath-compatible septal crossing devices, AcQGuide® MINI integrated crossing device and sheath, AcQGuide® FLEX Steerable Introducer with integrated transseptal dilator and needle, and AcQGuide® VUE steerable sheaths (the “Products”).

Pursuant to the Agreement, Medtronic paid $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure indemnification obligations of the Company under the Agreement, which the Company has recorded as restricted cash, long-term on its condensed consolidated balance sheet as of June 30, 2022.
The Company is also eligible to receive the following contingent cash consideration pursuant to the Agreement:

(i)    $20.0 million upon the Company’s completion, to the reasonable satisfaction of Medtronic, of certain conditions set forth in the Agreement relating to the Company becoming a qualified supplier of Medtronic for the Products, including demonstration of ISO 14971:2019 compliance, completion of certain test method validations and compliance with certain other reporting requirements (the “OEM Earnout”);
(ii)    $17.0 million upon the earlier of (A) the Second Closing (as defined below) or (B) the Company’s initial submission for CE Mark certification of the Products under the European Union Medical Devices Regulation, to the reasonable satisfaction of a third-party regulatory consultant, subject to certain other conditions as set forth in the Agreement (the “Transfer Earnout”). The Transfer Earnout will be reduced to $13.0 million if the Second Closing does not occur, or the Transfer Earnout is not achieved, within 15 months of the First Closing; and
(iii)    amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Agreement) from sales of the Products achieved by Medtronic over each year of a four-year period beginning on the first full quarter after Medtronic’s first commercial sale of a Product and achievement of the OEM Earnout.
None of the above milestones were achieved as of June 30, 2022.

A second closing would occur on a date determined by Medtronic, but no later than the fourth anniversary of the First Closing, subject to the satisfaction of customary closing conditions (the “Second Closing”). At the Second Closing, Medtronic would acquire certain additional assets relating to the Products, primarily supplier agreements and permits and design and specification files required for Medtronic to become the manufacturer of record of the Products. The Agreement provides that the Company may continue to sell the Products to third parties prior to achievement of the OEM Earnout. Following achievement of the OEM Earnout, the Company would manufacture the Products exclusively for Medtronic pursuant to a distribution agreement executed between the parties.

The Company recorded the following amounts on June 30, 2022, resulting in a net gain of $43.6 million on the sale, calculated as the difference between the non-contingent cash consideration received, direct transaction costs and the net carrying amount of the assets sold. The following sets forth the calculation for the gain on sale as of the First Closing (in thousands):

Non-contingent cash consideration received	$50,000
Property and equipment sold	(498)
Intangible assets sold	(3,010)
Direct transaction costs	(2,917)
Gain on sale of business, net	$43,575

The net gain on the sale may be adjusted in future periods by the contingent consideration, based upon the achievement of the pre-determined milestones mentioned above. The sale has been accounted for as a derecognition of a group of assets that is a business pursuant to ASC 810, Consolidation, with the resulting gain classified as operating income within income (loss) from operations on the condensed consolidated statement of operations and comprehensive income (loss). The sale does not qualify as a discontinued operation because it does not represent a strategic shift that will have a major effect on the Company's operations and financial results.
Note 5—Marketable Securities
Marketable securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$5,037	$—	$(39)	$4,998
Commercial paper	24,992	—	—	24,992
Yankee debt securities	3,899	—	(20)	3,879
Supranational	3,028	—	(3)	3,025
Asset-backed securities	5,528	—	(22)	5,506
Total available-for-sale securities - short-term	42,484	—	(84)	42,400
Total available-for-sale securities	$42,484	$—	$(84)	$42,400

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Corporate debt securities, short-term	$15,786	$—	$(6)	$15,780
U.S. treasury securities	5,073	—	(9)	5,064
Commercial paper	36,759	$—	—	36,759
Yankee debt securities	3,941	—	(9)	3,932
Supranational	3,054	—	(3)	3,051
Asset-backed securities, short-term	12,128	—	(12)	12,116
Total available-for-sale securities - short-term	76,741	—	(39)	76,702

Available-for-sale securities - long-term:
Corporate debt securities, long-term	$3,082	$—	$(2)	$3,080
Asset-backed securities, long-term	4,044	—	(4)	4,040
Total available-for-sale securities - long-term	7,126	—	(6)	7,120
Total available-for-sale securities	$83,867	$—	$(45)	$83,822
As of June 30, 2022, the Company’s available-for-sale securities classified as short-term of $42.4 million mature in one year or less. As of December 31, 2021, the Company’s available-for-sale securities classified as short-term of $76.7 million mature in one year or less and the available-for-sale securities classified as long-term of $7.1 million mature within two years.
Note 6—Inventory
Inventory as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$7,723	$6,779
Work in process	2,184	1,772
Finished goods	5,400	7,857
Total inventory	$15,307	$16,408
Note 7—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to sales-type leases was $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2021, it was $0.2 million and $1.2 million, respectively. Lease income is included within revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The Company has a short-term lease receivable of $0.7 million and $0.9 million included in prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021, respectively. The Company has a long-term lease receivable of $0.5 million and $0.7 million included in other assets as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, estimated future maturities of sales-type lease receivables for each of the following years are as follows (in thousands):

Six months ending December 31, 2022	$437
Year ending December 31, 2023	501
Year ending December 31, 2024	279
Year ending December 31, 2025	17
Lease receivable	$1,234
Note 8—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Medical diagnostic equipment	$17,165	$16,759
Furniture and fixtures	431	433
Office equipment	1,571	1,538
Laboratory equipment and software	4,840	5,302
Leasehold improvements	571	582
Construction in process	1,348	958
Total property and equipment	25,926	25,572
Less: accumulated depreciation	(14,560)	(11,902)
Property and equipment, net	$11,366	$13,670
Property and equipment includes certain medical diagnostic equipment, AcQMap Systems, located at customer premises. The Company retains ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations. The Company expenses the cost of the equipment when it is subsequently sold or enters into a sales-type lease agreement. See also Note 7—Lessor Sales-Type Leases above. Additionally, property and equipment disclosed above as of June 30, 2022 has been reduced by $0.5 million for the carrying amount of certain assets sold to Medtronic. See Note 4 - Sale of Business for further information about the property and equipment disposed of in the sale.
Depreciation expense was $1.6 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively and $3.1 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022 and 2021, the Company determined that there was no impairment of property and equipment.
Note 9—Goodwill and Intangible Assets
The table below summarizes goodwill and intangible assets activities as of June 30, 2022 and December 31, 2021 (in thousands):

	Goodwill	Intangible Assets
Balance, December 31, 2021	$12,026	$5,013
Amortization expense	—	(320)
Goodwill impairment	(12,026)	—
Intangible assets disposed in sale(1)	—	(3,010)
Balance, June 30, 2022 (unaudited)	$—	$1,683
(1)     Intangible assets were reduced by $3.0M related to intangible assets sold to Medtronic. See Note 4 - Sale of Business for further information about the intangible assets disposed of in the sale.

During the first quarter of 2022, the Company experienced a significant decline in stock price which reduced the market capitalization below the carrying value of the Company. The Company performed a quantitative assessment of the fair value of its reporting unit. The assessment used a combination of quoted market prices as well as present value calculations which included both the income and market approach. Based on the assessment, the Company concluded that the fair value of the reporting unit was less than its carrying amount in an amount that resulted in the Company fully impairing its goodwill balance of $12.0 million during the six months ended June 30, 2022.

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	June 30, 2022
					(unaudited)
Licensed intangibles	10.0	8.4	$2,000	$(317)	$1,683
Total			$2,000	$(317)	$1,683

	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	December 31, 2021
Developed technology	10.0	7.6	$4,200	$(1,020)	$3,180
Customer-related intangible	5.0	2.5	100	(50)	50
Licensed intangibles	10.0	8.9	2,000	(217)	1,783
Total			$6,300	$(1,287)	$5,013

Acquired in-process technology was classified as an indefinite-lived intangible asset until the receipt of FDA approval for the technology in January 2020. Once the FDA approval was received, the in-process technology was reclassified as developed technology and amortization began. The Company recorded amortization expense related to the above intangible assets of $0.2 million for both the three months ended June 30, 2022 and 2021, and $0.3 million for both the six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, the Company determined that there was no impairment of intangible assets.
The following table shows the remaining amortization expense associated with the Company's licensed intangibles as of June 30, 2022 (in thousands):

Total Amortization
Six months ending December 31, 2022	$100
Year ending December 31, 2023	200
Year ending December 31, 2024	200
Year ending December 31, 2025	200
Year ending December 31, 2026	200
Thereafter	783
Total	$1,683

Note 10—Accrued Liabilities
Accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Compensation and related expenses	$6,601	$7,088
Professional fees	703	158
Deferred revenue	278	401
Sales and use tax	205	71
Clinical studies	418	541
Clinician Council payable	393	358
Accrued royalties	92	129
Accrued restructuring	110	—
Other	338	350
Total accrued liabilities	$9,138	$9,096
Note 11—Debt
Outstanding debt as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
2022 Amended Credit Agreement(1)	$36,750	$—
2019 Credit Agreement(2)	—	44,550
Total debt, gross	36,750	44,550
Less: Unamortized debt discount and fees	(2,551)	(4,135)
Total long-term debt	$34,199	$40,415
(1)The 2022 Amended Credit Agreement includes final payment fees of $1.8 million.
(2)The 2019 Credit Agreement included final payment fees of $4.6 million.
2019 Credit Agreement
On May 20, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement provided the Company with a senior term loan facility in aggregate principal amount of $70.0 million, of which the Company borrowed $40.0 million upon closing. Of the remaining $30.0 million, none is available for borrowing. The 2019 Credit Agreement bore interest per annum at 7.75% plus LIBOR for such interest period and the principal amount of term loans outstanding under the 2019 Credit Agreement was due on May 20, 2024. The 2019 Credit Agreement provided for final payment fees of an additional $4.6 million that were due upon prepayment or on the maturity date or upon acceleration.
Upon the occurrence and during an event of default, which included but was not limited to payment default, covenant default or the occurrence of a material adverse change, the lenders could have declared all outstanding principal and accrued and unpaid interest immediately due and payable, all unfunded commitments would be terminated, there would be an increase in the applicable interest rate by 10% per annum, and the lenders would be entitled to exercise their other rights and remedies provided for under the 2019 Credit Agreement. Additionally, the lenders could have requested repayment of a portion of obligations outstanding under the 2019 Credit Agreement to the extent of the Company’s receipt of any (i) net casualty proceeds or (ii) net asset sales proceeds, as defined. These acceleration and early payment features were an embedded derivative that was separately measured from the loan host instrument and classified with the loan host instrument.
In connection with the issuance of the 2019 Credit Agreement, the Company issued liability-classified warrants with a fair value of $0.9 million to purchase 419,992 shares of Series C convertible preferred stock at $16.67 per share. These warrants were subsequently automatically converted into warrants to purchase an equal number of shares of the Company’s Series D convertible preferred stock at $16.67 per share and then were automatically converted into warrants to purchase an equal number of shares of common stock at $16.67 per share. The initial recognition of the warrant liability and direct fees of $1.2 million and final payment fees of $4.6 million for the 2019 Credit Agreement resulted in a discount of $6.7 million, which was being amortized to interest expense over the term of the 2019 Credit Agreement using the effective interest method.
The Company’s obligations under the 2019 Credit Agreement were secured by substantially all of its assets, including its intellectual property, and is guaranteed by Acutus NV. The 2019 Credit Agreement contained customary affirmative and negative covenants, including with respect to the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments and merge or consolidate with any other person or engage in transactions with its affiliates, but did not include any financial covenants, other than a minimum liquidity requirement.
On June 30, 2022, the 2019 Credit Agreement was modified and resulted in an extinguishment of the debt. This transaction resulted in a loss on extinguishment of debt of $7.9 million. See 2022 Amended and Restated Credit Agreement section below for more details.
2022 Amended and Restated Credit Agreement
On June 30, 2022, the Company amended and restated its prior debt facility, which had a maturity date of May 20, 2024, with certain affiliates of Deerfield Management Company (collectively referred to as “Deerfield“) as lenders. The amended and restated credit agreement (the “2022 Credit Agreement“) is for an aggregate principal amount of $35.0 million and a has a five-year term. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the then existing 2019 Credit Agreement and to pay related fees and expenses.
The 2022 Credit Agreement has amortization payments becoming due as follows: 15% of the principal due at the end of month 36, 15% of the principal due at the end of month 48 and the remaining 70% due at the end of month 60 following the closing of the loan. The new debt facility will bear interest at the one-month adjusted term Secured Overnight Financing Rate, with a floor of 2.50% per annum, plus 9.00% per annum.
The 2022 Credit Agreement is secured by a first-priority perfected lien on and security interest in substantially all of the Company’s existing and after-acquired tangible and intangible assets, subject to certain exceptions noted in the 2022 Credit Agreement.
The 2022 Credit Agreement is subject to certain customary affirmative covenants, representations and warranties and other terms and conditions. It also contains certain customary negative covenants, including, but not limited to, restrictions on the Company’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.
In addition, the 2022 Credit Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms.

The Company also issued warrants to purchase its common stock to Deerfield in connection with the 2022 Credit Agreement. The Company issued warrants to purchase up to an aggregate 3,779,018 shares of the Company’s common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years (the “2022 Warrants“).

The 2022 Warrants represent a freestanding financial instrument and are conditionally puttable at the holder’s option upon an event that is outside of the Company’s control. Therefore, the 2022 Warrants are classified as liability pursuant to ASC 480, Distinguishing Liabilities from Equity, initially and subsequently recognized at fair value, with changes in fair value recognized in the statement of operations and comprehensive income (loss).

Note 12—Operating Leases
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
The Company also leases approximately 3,900 square feet of office space in Zaventem, Belgium under a noncancelable operating lease that expires on December 31, 2022. The lease is subject to variable charges that are determined annually for common area maintenance and other costs based on actual costs, and base rent is subject to an annual increase each year based on an index rate. The Company has a renewal option for an additional two-year term upon the expiration date of the lease, which has been included in the calculation of the right-of-use asset as it is reasonably certain to be exercised.
The following table summarizes quantitative information about the Company’s operating leases for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Operating cash flows from operating leases	$365	$439
Weighted average remaining lease term – operating leases (in years)	3.3	3.9
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s lease cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$246	$237	$493	$454
Variable lease cost	63	77	140	160
Total rent expense	$309	$314	$633	$614
As of June 30, 2022, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Six months ending December 31, 2022	$535
Year ending December 31, 2023	1,132
Year ending December 31, 2024	1,165
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Thereafter	1,221
Total	6,389
Less: present value discount	(1,606)
Operating lease liabilities	$4,783
Note 13—Commitments and Contingencies
As of June 30, 2022, the Company and certain of its current and former officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.

Note 14—Warrants
As of June 30, 2022 and December 31, 2021, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise (After Conversion)	Exercise Price	Expiration Date	June 30, 2022	December 31, 2021
				(unaudited)
Warrants issued in 2015	Common stock	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	Common stock	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	Common stock	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	Common stock	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	Common stock	$1.11	6/30/30	3,779,018	—
Total Warrants				4,576,505	797,487

The Company's warrant activity for the six months ended June 30, 2022 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance - December 31, 2021	797,487	$9.41	6.9
Granted	3,779,018	1.11	8.0
Balance - June 30, 2022	4,576,505	$2.56	7.7

The Company’s warrants provide the holder the option to purchase a specified number of shares for a specified price. The holder may exercise the warrant in cash or exercise pursuant to a cashless exercise whereby a calculated number of shares are withheld upon exercise to satisfy the exercise price. The warrants do not provide the holder any voting rights until the warrants are exercised.

In accordance with ASC 480, the 2022 Credit Agreement warrants issued on June 30, 2022 were recorded as liabilities at fair value at the issuance date. Changes in the fair value will be recognized in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive income (loss) at the end of each subsequent reporting period.

Prior to the IPO, in accordance with ASC 815, the warrants issued in 2019 and prior, other than the ones issued in 2015, were also recorded as liabilities at fair value at the issuance date (the 2015 warrants have been equity classified since their issuance). Changes in the fair value were recognized in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. On August 10. 2020, in connection with the closing of the IPO, the warrants recorded as liabilities no longer met the definition of a derivative. Accordingly, the fair value of the common and preferred stock warrant liability of $14.5 million was reclassified to stockholders’ equity in the condensed consolidated balance sheet.
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
During the six months ended June 30, 2022 and 2021, stock options to acquire 35,478 shares and 98,969 shares were exercised for shares of common stock, respectively. The Company received $0.1 million and $0.6 million for the exercise price of the stock options for the six months ended June 30, 2022 and 2021, respectively. 94,226 shares were issued related to the 2020 Employee Stock Purchase Plan (the “2020 ESPP”) for the six months ended June 30, 2022. No shares were issued related to the 2020 ESPP for the six months ended June 30, 2021. Additionally, during the six months ended June 30, 2022 and 2021, the Company issued 262,273 and 94,088 shares of common stock upon vesting of RSUs, respectively. Finally, the Company issued 186 shares of common stock for RSAs during the six months ended June 30, 2021. There were no issuances of RSAs during the six months ended June 30, 2022.
Note 16—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of June 30, 2022, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,990,000 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of June 30, 2022, 4,431,305 shares of common stock were authorized for issuance under the 2020 Plan and include 1,118,288 additional shares that were authorized on January 3, 2022. As of June 30, 2022, 992,139 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of June 30, 2022, 1,766,648 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance of future awards under the 2020 Plan.

Stock Options
Stock options granted generally vest over four years and have a ten-year contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company's common stock became publicly traded in August 2020 and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following assumptions were used to estimate the fair value of stock options for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Risk-free interest rate	1.76% - 3.35%	0.76% - 1.39%
Expected dividend yield	—	—
Expected term in years	5.5 - 6.0	7.0
Expected volatility	75% - 90%	60% - 84%
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,781,636	$13.12	7.6	$93
Options granted	724,050	1.99
Options exercised	(35,478)	1.85		33
Options forfeited	(544,760)	9.77
Outstanding as of June 30, 2022 (unaudited)	3,925,448	$11.64	5.9	$97
Options vested and exercisable as of June 30, 2022 (unaudited)	2,006,949	$12.99	5.0	$—
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $1.12 and $3.41 as of June 30, 2022 and December 31, 2021, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the six months ended June 30, 2022 was $1.32. As of June 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $12.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Restricted Stock Units (RSUs)
The Company’s RSU activity for the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2021	995,091	$13.47
Granted	1,367,786	1.99
Forfeited	(299,407)	7.66
Vested	(295,815)	13.78
Unvested as of June 30, 2022 (unaudited)	1,767,655	$5.52
As of June 30, 2022, there was $8.1 million of unrecognized compensation related to unvested RSUs, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
Restricted Stock Awards (RSA)
The Company had no RSA activity for the six months ended June 30, 2022.

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
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of products sold	$225	$223	$451	$380
Research and development	554	629	1,068	1,071
Selling, general and administrative	1,802	2,924	4,094	5,235
Total stock-based compensation	$2,581	$3,776	$5,613	$6,686
Note 17—Net Income (Loss) Per Common Share
The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities as the application of the if-converted method is not more dilutive. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
The Company considers its convertible preferred stock and its warrants to be participating securities. In accordance with the two-class method, net income (loss) is adjusted for earnings allocated to these participating securities and the related number of outstanding shares of the participating securities have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders. The convertible preferred stock does not contractually require the holders of such shares to participate in the Company’s losses. As such, where applicable, net losses were not allocated to these securities.
Basic net income (loss) per share attributable to common stockholders is computed using net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Basic and diluted net loss per common share attributable to common stockholders are the same for the three months ended June 30, 2021 and the six months ended June 30, 2022 and 2021, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company's net loss.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders, as well as the calculation of basic and diluted weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income (loss)	$5,718	$(28,727)	$(34,299)	$(57,908)
Net income allocated to participating securities	(1,197)	—	—	—
Net income (loss) available to common stockholders	$4,521	$(28,727)	$(34,299)	$(57,908)
			—	—
Basic weighted average number of shares outstanding	28,339,362	28,152,305	28,229,338	28,092,329
Dilutive effect of stock options	10,067	—	—	—
Diluted weighted average number of shares outstanding	28,349,429	28,152,305	28,229,338	28,092,329
			—	—
Basic net income (loss) per common share	$0.16	$(1.02)	$(1.22)	$(2.06)
Diluted net income (loss) per common share	$0.16	$(1.02)	$(1.22)	$(2.06)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	—	6,665,841	—
Exercise of stock options	3,915,381	4,192,572	3,925,448	4,192,572
Exercise of common stock warrants	4,576,505	797,487	4,576,505	797,487
Vesting of PSUs and RSUs	1,767,655	907,320	1,767,655	907,320
Total	16,925,382	5,897,379	16,935,449	5,897,379

Note 18—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company was not required to contribute and did not provide any contributions to the 401(k) retirement savings plan for the three and six months ended June 30, 2022 and 2021.

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
The Company has a consulting agreement with a director and chairman of the Company’s Board of Directors. The Company recorded less than $0.1 million for both the three months ended June 30, 2022 and 2021, and approximately $0.1 million for both the six months ended June 30, 2022 and 2021 in SG&A expense in the condensed consolidated statements of operations and comprehensive income (loss) for the consulting services.
Multiple preferred stock shareholders entered into the 2018 and 2019 Convertible Notes that also contained detached warrants. Additionally, OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. entered into the 2019 Credit Agreement with the Company in 2019 for a total of $70.0 million, with $40.0 million being drawn as of December 31, 2021 until the 2019 Credit Agreement was repaid in full on June 30, 2022, and replaced by the 2022 Amended Credit Agreement, which the Company entered into with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. The Company recorded $1.3 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million for both the six months ended June 30, 2022 and 2021, in interest expense related to these debt agreements.
On June 30, 2022, the Company amended and restated its existing debt facility, which had a maturity date of May 20, 2024, with Deerfield with an aggregate principal amount of $35.0 million with a maturity date five years from the closing of the loan.
In addition, the Company issued warrants to purchase its common stock to Deerfield in connection with the 2022 Amended Credit Agreement. The Company issued warrants to purchase up to an aggregate 3,779,018 shares of the Company’s common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years. Refer to Note 11 - Debt for further detail.
Note 20—Subsequent Events
Repricing
On July 15, 2022, and in accordance with the terms of the Company’s 2011 and 2020 Plans, the Company’s Board of Directors approved a stock option repricing (the “2022 Repricing”) where the exercise price of each designated option was reduced to $1.34 per share, the closing stock price of the Company’s common stock as of the market close on July 25, 2022. “Designated options” are all outstanding stock options to acquire shares of the Company’s common stock that were issued to active employees (not a non-employee member of the Board or a consultant) of the Company as of July 25, 2022. All outstanding options will continue to remain outstanding in accordance with their current terms and conditions. The Company is in the process of determining the incremental compensation cost associated with the 2022 Repricing.

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

Our product portfolio includes novel access catheters, diagnostic and mapping catheters, ablation catheters, mapping and imaging consoles and accessories, as well as supporting algorithms and software programs. Our foundational and most highly differentiated product is our AcQMap imaging and mapping system. Our paradigm-shifting AcQMap System offers a novel approach to mapping the drivers and maintainers of arrhythmias with unmatched speed and precision. With the ability to rapidly and accurately identify ablation targets and to confirm both ablation success and procedural completion, we believe our AcQMap System addresses a significant primary unmet need in electrophysiology procedures today.
We were incorporated in the state of Delaware on March 25, 2011 and are headquartered in Carlsbad, California. Early versions of our AcQMap System and certain related accessory products have been used in the United States since May 2018 and Western Europe since July 2016 in a limited, pilot launch capacity, where our focus was on optimizing workflow and validating our value proposition. We fully commenced the launch of our commercial-grade console and software products in the first quarter of 2020. Critical to our launch and future market adoption are a series of strategic transactions, regulatory approvals, and clinical trial milestones including: ongoing development and expansion of our bi-lateral distribution agreement with Biotronik SE & Co. KG ("Biotronik"), Food and Drug Administration (the “FDA”) 510(k) clearance and CE Mark of our second-generation AcQMap console and SuperMap software suite; the addition of an integrated family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience, Inc. (“Rhythm Xience”); and the completion of enrollment in our US clinical study for the AcQBlate Force sensing ablation catheter and system. In June of 2022, we completed the first closing of the sale of our left-heart access portfolio to Medtronic, Inc. ("Medtronic"). We will continue to distribute this product line until Medtronic qualifies us as an original equipment manufacturer ("OEM") and will manufacture this product line exclusively for Medtronic for a period of up to four years until such time that Medtronic transfers the product to a dedicated manufacturing facility and becomes the manufacturer of record.
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

For the six months ended June 30, 2022 and 2021, we generated revenue of $7.8 million and $8.3 million, respectively, of which 48% and 51%, respectively, was from customers located outside of the United States. Since our inception, we have generated significant losses. Our net loss was $34.3 million and $57.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $513.0 million and $478.7 million, respectively, and working capital of $93.3 million and $107.8 million, respectively. Prior to our initial public offering (“IPO”) on August 10, 2020, our operations have been financed primarily by aggregate net proceeds from the sale of our convertible preferred stock and principal of our converted debt of $253.9 million, as well as other indebtedness.

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
Installed Base
Our mapping and therapy platform is enabled by our AcQMap console that we install at customer sites globally. We believe our installed base is a key driver of our business model, enabling utilization and disposable pull-through. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. Beginning in late 2019, we began to install our second-generation AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Our total installed base as of June 30, 2022 and 2021 is set forth in the table below:

	As of June 30,
	2022	2021
	(unaudited)
Acutus
U.S.	37	42
Outside the U.S.	38	28
Total Acutus net system placements	75	70

Procedure Volumes

Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Procedure volumes and the utilization of our AcQMap console will be the primary driver of our business over the long-term.

Our total procedure volumes for the three and six months ended June 30, 2022 and 2021 are set forth in the table below:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Procedure volumes	481	401	948	768
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
•Commercial Organization Size and Effectiveness. As of June 30, 2022, our commercial organization consisted of 63 individuals with substantial applicable medical device, sales and clinical experience, which is comprised of sales representatives, sales managers, mappers and marketing personnel. We intend to continue to make investments in our commercial organization in training, developing, continuing education, and targeted increases in sales representatives, sales managers and mappers to help facilitate further adoption of our products among existing and new customer accounts. The effectiveness with which we manage our commercial organization, the speed at which newly hired personnel contribute to business performance, and the impact of turnover can impact our revenue growth or our costs incurred in anticipation of such growth.
•Strategic Partnerships and Acquisitions. We have in the past, and may in the future, enter into strategic partnerships and acquire complementary businesses, products or technologies. For example, we have entered into strategic partnerships with Innovative Health and Stereotaxis in addition to our Global Alliance for Electrophysiology with Biotronik. In addition, we added an integrated family of transseptal crossing and steerable introducer systems to our product portfolio through our acquisition of Rhythm Xience in June 2019 and acquired our AcQBlate Force Sensing Ablation System from Biotronik in July 2019. Our strategic partnerships and acquisitions have helped us establish a global sales presence delivering a broad portfolio of highly differentiated electrophysiology products. Our ability to grow our revenue will depend substantially on our ability to leverage our strategic partnerships and acquisitions to achieve distribution at a global scale, broaden our product portfolio and enable and accelerate global connectivity.
•Asset Divestitures. On April 26, 2022, we entered into a definitive agreement with Medtronic to sell our left-heart access portfolio, which includes the AcQCross line of sheath-compatible septal crossing devices, the AcQGuide Mini integrated crossing device and sheath, the AcQGuide Flex steerable introducer with integrated transseptal dilator and needle, and the AcQGuide VUE steerable sheath. Under the terms of the agreement, at the first closing on June 30, 2022, Medtronic paid cash consideration of $50.0 million and acquired from us, among other things, intellectual property rights to our left-heart access portfolio and certain equipment used in the manufacturing of these products. We will also be eligible to receive contingent consideration payments of up to $37 million associated with certain manufacturing and regulatory milestones. In addition to these payments, we are eligible to receive up to four years of revenue-based earnouts. We will continue to commercialize the left-heart access portfolio until we reach certain milestones to become a supplier to Medtronic. For further information regarding the sale and certain related transactions, see Note 4 - Sale of Business and Note 11 - Debt in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report.

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
•Product and Geographic Mix and Timing. Our financial results, including our gross margins, may fluctuate from period to period due to a variety of factors, including: average selling prices; production volumes; the cost of direct materials; the timing of customer orders or medical procedures and the timing and number of system installations; the number of available selling days in a particular period, which can be impacted by a number of factors such as holidays or days of severe inclement weather in a particular geography; the mix of products sold and the geographic mix of where products are sold; the level of reimbursement available for our products; discounting practices; manufacturing costs; product yields; and headcount and cost-reduction strategies. For example, gross margins on the sale of our products by our direct selling organization in the United States and Western Europe are higher than gross margins on the sale of our products by Biotronik in other parts of the world. Moreover, gross margins on the sale of our proprietary products are generally higher than gross margins on the sale of products we source through our strategic partnerships with third parties. Future selling prices and gross margins for our products may fluctuate due to a variety of other factors, including the introduction by others of competing products or the attempted integration by third parties of capabilities similar to ours into their existing products. We aim to mitigate downward pressure on our selling prices by increasing the value proposition offered by our products through innovation. While we have not yet experienced significant seasonality in our results, it is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season.
•Regulatory Approvals/Clearances and Timing and Efficiency of New Product Introductions. In May 2022, we completed enrollment in our US Investigational Device Exemption study for the AcQBlate Force Sensing Ablation System for use in right atrial flutter. We plan to file for US Premarket Approval ("PMA") in the second half of 2022. Additionally, we received CE Mark approval for a broad suite of electrophysiology products that includes the AcQCross family of universal transseptal crossing devices, the next-generation AcQGuide MAX and AcQGuide VUE large bore delivery sheaths and the next-generation AcQMap mapping catheter in May 2021. We also received FDA clearance of our AcQCross family of universal transseptal crossing devices in April 2021. Further, we received CE Mark in December 2020 in Europe for the use of our AcQBlate Force Sensing Ablation System and are seeking FDA PMA for this system in the United States, as well as regulatory clearance or approval of our other pipeline products in the United States and in international markets. Our ability to grow our revenue will depend on our obtaining necessary regulatory approvals or clearances for our products. In addition, as we introduce new products, we expect to build our inventory of components and finished goods in advance of sales, which may cause quarterly and annual fluctuations in our results of operations.
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
•COVID-19 Pandemic.COVID-19 has restricted access to hospitals and other customer sites, which negatively impacted our ability to install our AcQMap consoles and workstations in new accounts and for our sales representatives and mappers to promote the use of our products with physicians. Furthermore, the impact of COVID-19 has varied by region and by healthcare facility, hampering our ability to forecast the sustained impact on our business from COVID-19. We expect medical procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, healthcare staffing shortages, patient's willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restriction, vaccine and booster immunization rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S. and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remain uncertain as new variants emerge. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business and our clinical programs and timelines, will depend, in part, on the length and severity of the pandemic, associated restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course. The markets we serve could see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business.
•Global Supply Chain Disruption. Our costs are subject to fluctuations, particularly due to change in the price of raw and packing materials and the cost of labor, transportation and operating supplies. In addition, it is possible that we may be negatively affected from unexpected delays resulting from the global supply-chain disruptions and other adverse global conditions, including supply shortages of key electronic components and other raw materials, vendor disruptions related to COVID-19, extended lead times for raw material procurement, or geopolitical factors that could restrict the manufacturing and delivery of raw materials or other components.
•Variability in Operating Results. In addition, we may experience meaningful variability in our yearly revenue and gross profit/loss as a result of a number of factors, including, but not limited to: competitive activity; trends in elective procedure volumes; inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; fluctuations in foreign currency exchange rates, inflation rates and interest rates; and our ability to realize the benefits of our recent corporate restructuring. Additionally, we may experience quarters in which our costs and operating expenses, in particular our research and development expenses, fluctuate depending on the stage and timing of product development.
While certain of these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information.
Components of Results of Operations
Revenue
Our revenue consists of: (i) revenue from the sale of our disposable products; (ii) revenue from the sale, rental, or leasing of systems; and (iii) service/other revenue. In the United States and select markets in Western Europe where we have developed a direct selling presence, we install our AcQMap console and workstation with our customer accounts and then generate revenue from the sale of our disposable products to these accounts for use with our system. We also generate revenue from the direct sale of our AcQMap console into hospital accounts as well as revenue through long-term customer commitments on disposable purchases. In other international markets, we leverage our partnership with Biotronik to install our AcQMap console and workstation with customer accounts and then generate revenue from Biotronik’s sale of our disposable products to these accounts for use with our system. Our currently marketed disposable products include access sheaths, transseptal crossing tools, diagnostic and mapping catheters, ablation catheters and accessories.
For the six months ended June 30, 2022 and 2021, approximately 48% and 51%, respectively, of our sales were sold outside of the U.S. Additionally, for the six months ended June 30, 2022 and 2021, approximately 23% and 28% of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold. For the six months ended June 30, 2022, changes in foreign currency rates negatively impacted sales growth compared to the prior year by an estimated $0.1 million, and adversely impacted growth by 1.6%.

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
To align resources with our current strategic direction, we have undertaken a RIF and have implemented additional cost reduction measures. Due to this strategic realignment, we do not expect to increase our selling, general and administrative expenses in the upcoming years.
Goodwill Impairment
Goodwill impairment expense consists of a full impairment of our good will balance. Refer to Note 9 - Goodwill and Intangible Assets for further details.
Restructuring Expenses
To align resources with our current strategic direction, we have undertaken a RIF and have implemented additional cost reduction measures. Our restructuring expenses consist of severance expenses related to employees affected by the organizational RIF.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to the contingent consideration associated with our June 2019 acquisition of Rhythm Xience, an entity with an integrated family of transseptal crossing and steerable introducer systems. This acquisition included potential earn out considerations based on the achievement of certain regulatory milestones and revenue milestones. Changes in the estimated fair value of the contingent consideration earn out are recognized in the condensed consolidated statement of operations and comprehensive income (loss), and reflect the changes within this account.
Gain on Sale of Business
On June 30, 2022, we completed the sale of certain assets to Medtronic. Refer to Note 4 - Sale of Business for more information.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The warrants to purchase shares of our common stock issued pursuant to our credit agreement with Deerfield Private Design Fund III, L.P and Deerfield Partners, L.P. (the “2022 Credit Agreement”) met the definition of a freestanding financial instrument and as such, they were initially recorded on June 30, 2022 as a liability at fair value on our condensed consolidated balance sheet. The warrant liability will be remeasured at fair value at the end of each reporting period and subsequent changes in the fair value will be recognized as a component of other income (expense).

Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.
Interest Expense
Interest expense for the six months ended June 30, 2022 and 2021 primarily relates to our credit agreement with OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P. (the “2019 Credit Agreement”), which was repaid on June 30, 2022. Interest expense in future periods will primarily relate to our 2022 Credit Agreement. The Company also recognized a loss on the extinguishment of the 2019 Credit Agreement.
Results of Operations for the Three Months Ended June 30, 2022 and 2021
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
	(unaudited)
Revenue(1)	$4,076	$4,709	$(633)	(13)%
Costs and operating (income) expenses:
Costs of products sold(2)	9,697	7,492	2,205	29%
Research and development(2)	7,935	9,174	(1,239)	(14)%
Selling, general and administrative(2)	14,143	15,601	(1,458)	(9)%
Change in fair value of contingent consideration	948	(258)	1,206	(467)%
Gain on sale of business	(43,575)	—	(43,575)	*
Total costs and operating (income) expenses	(10,852)	32,009	(42,861)	(134)%
Income (loss) from operations	14,928	(27,300)	42,228	(155)%
Other income (expense):
Loss on debt extinguishment	(7,947)	—	(7,947)	*
Interest income	27	29	(2)	(7)%
Interest expense	(1,290)	(1,456)	166	(11)%
Total other expense, net	(9,210)	(1,427)	(7,783)	545%
Net income (loss)	$5,718	$(28,727)	$34,445	(120)%
Other comprehensive income (loss)
Unrealized loss on marketable securities	18	4	14	350%
Foreign currency translation adjustment	(387)	92	(479)	(521)%
Comprehensive income (loss)	$5,349	$(28,631)	$33,980	(119)%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Disposables	$3,334	$3,509
Systems	346	799
Service/Other	396	401
Total revenue	$4,076	$4,709

The following table provides revenue by geographic location for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
	(unaudited)
United States	$2,037	$2,486
Outside the United States	2,039	2,223
Total revenue	$4,076	$4,709
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Cost of products sold	$225	$223
Research and development	554	629
Selling, general and administrative	1,802	2,924
Total stock-based compensation	$2,581	$3,776
Revenue
Revenue was $4.1 million for the three months ended June 30, 2022, compared to $4.7 million for the three months ended June 30, 2021. This decrease of $0.6 million, or 13%, was primarily attributable to a decrease of $0.4 million in capital revenue and $0.2 million in disposable revenue as stocking orders for AcQMap installs declined with the decrease in new customer accounts.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $9.7 million for the three months ended June 30, 2022, compared to $7.5 million for the three months ended June 30, 2021. This increase of $2.2 million, or 29%, was primarily attributable to $0.9 million excess and obsolescence charge related to inventory, $0.8 million increase in amortized capitalized variances, and $0.7 million idle capacity on console manufacturing, partially offset by $0.2 million related to a decrease in capital sales. Gross margin was negative 138% for the three months ended June 30, 2022, and negative 59% for the three months ended June 30, 2021.
Research and Development Expenses
Research and development expenses were $7.9 million for the three months ended June 30, 2022, compared to $9.2 million for the three months ended June 30, 2021. This decrease of $1.2 million, or 14%, was primarily attributable to the decrease in project related spend and compensation and related costs from lower headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $14.1 million for the three months ended June 30, 2022, as compared to $15.6 million for the three month ended June 30, 2021. This decrease of $1.5 million, or 9%, was primarily attributable to a decrease in compensation and related costs from lower headcount.
Change in Fair Value of Contingent Consideration
For the three months ended June 30, 2022 and 2021, we recorded an increase of $0.9 million and a decrease of $0.3 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The increase in 2022 was primarily attributable to an increase in the expected term, while the decrease in 2021 was primarily attributable to a decrease in projected net revenue, along with a decrease to the expected term.

Gain on Sale of Business
We recognized a $43.6 million gain during the three months ended June 30, 2022 from the sale of certain assets to Medtronic. Refer to Note 4 - Sale of Business for more information.
Other Expense, Net
Other expense, net was $9.2 million for the three months ended June 30, 2022, compared to $1.4 million for the three months ended June 30, 2021. This increase of $7.8 million was primarily attributable to a $7.9 million loss on debt extinguishment recognized during the current three-month period, partially offset by a decrease of $0.2 million in interest expense.

Results of Operations for the Six Months Ended June 30, 2022 and 2021
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
	(unaudited)
Revenue(1)	$7,757	$8,300	$(543)	(7)%
Costs and operating income (expenses):
Costs of products sold(2)	16,638	14,447	2,191	15%
Research and development(2)	15,938	18,544	(2,606)	(14)%
Selling, general and administrative(2)	28,528	31,853	(3,325)	(10)%
Goodwill impairment	12,026	—	12,026	*
Restructuring	949	—	949	*
Change in fair value of contingent consideration	955	(1,411)	2,366	(168)%
Gain on sale of business	(43,575)	—	(43,575)	*
Total costs and operating expenses	31,459	63,433	(31,974)	(50)%
Loss from operations	(23,702)	(55,133)	31,431	(57)%
Other income (expense):
Loss on debt extinguishment	(7,947)	—	(7,947)	*
Interest income	51	69	(18)	(26)%
Interest expense	(2,701)	(2,844)	143	(5)%
Total other expense, net	(10,597)	(2,775)	(7,822)	282%
Net loss	$(34,299)	$(57,908)	$23,609	(41)%
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	(39)	10	(49)	(490)%
Foreign currency translation adjustment	(553)	(134)	(419)	313%
Comprehensive loss	$(34,891)	$(58,032)	$23,141	(40)%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Disposables	$6,545	$5,852
Systems	346	1,768
Service/Other	866	680
Total revenue	$7,757	$8,300

The following table provides revenue by geographic location for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
United States	$4,060	$4,068
Outside the United States	3,697	4,232
Total revenue	$7,757	$8,300
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Cost of products sold	$451	$380
Research and development	1,068	1,071
Selling, general and administrative	4,094	5,235
Total stock-based compensation	$5,613	$6,686
Revenue
Revenue was $7.8 million for the six months ended June 30, 2022, compared to $8.3 million for the six months ended June 30, 2021. This decrease of $0.5 million, or 7%, was attributable to a $1.4 million decrease in revenue from system sales, partially offset by a $0.7 million increase in purchase volume of our disposable products used in electrophysiology procedures and an increase of $0.2 million in services/other.
Costs and Operating Expenses
Cost of Products Sold

Cost of products sold was $16.6 million for the six months ended June 30, 2022, compared to $14.4 million for the six months ended June 30, 2021. This increase of $2.2 million, or 15%, was primarily attributable to $2.2 million in increased amortization related to unfavorable manufacturing variances, $1.5 million in excess and obsolescence charges related to inventory, and $0.7 million idle capacity on console manufacturing, partially offset by a $1.5 million benefit attributable to an Employee Tax Credit ("ERC") received under the CARES Act and $0.8 million related to decrease in capital sales. Gross margin was negative 114% for the six months ended June 30, 2022 and negative 74% for the six months ended June 30, 2021.
Research and Development Expenses
Research and development expenses were $15.9 million for the six months ended June 30, 2022, compared to $18.5 million for the six months ended June 30, 2021. This decrease of $2.6 million, or 14%, was primarily attributable to an ERC benefit received under the CARES Act.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $28.5 million for the six months ended June 30, 2022, compared to $31.9 million for the six months ended June 30, 2021. This decrease of $3.3 million, or 10%, was primarily attributable to an ERC benefit received under the CARES Act and a decrease in headcount related expenses.
Goodwill Impairment
Goodwill impairment expense was $12.0 million for the six months ended June 30, 2022, which consisted of a full impairment of our goodwill balance. Refer to Note 9 - Goodwill and Intangible Assets for further details.
Restructuring
Restructuring expenses were $0.9 million for the six months ended June 30, 2022, and consisted of severance expenses for employees affected by the organizational RIF.

Change in Fair Value of Contingent Consideration
For the six months ended June 30, 2022 and 2021, we recorded changes in fair value of contingent consideration of $1.0 million and negative $1.4 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The increase in 2022 was primarily attributable to an increase in the expected term, while the decrease in 2021 was primarily attributable to a decrease in projected net revenue, along with a decrease to the expected term.

Gain on Sale of Business

We recognized a $43.6 million gain during the six months ended June 30, 2022 from the sale of certain assets to Medtronic. Refer to Note 4 - Sale of Business for more information.
Other Expense, Net
Other expense, net was $10.6 million for the six months ended June 30, 2022, compared to $2.8 million for the six months ended June 30, 2021. The increase in expense of $7.8 million was primarily due to a $7.9 million loss on debt extinguishment recognized during the current six-month period, partially offset by a decrease of $0.1 million in interest expense.
Liquidity, Capital Resources, and Going Concern
We have limited revenue, have incurred significant operating losses and negative cash flows from operations since our inception, and anticipate that we will incur significant losses for at least the next several years. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, restricted cash and marketable securities of $93.1 million and $108.0 million, respectively. For the six months ended June 30, 2022 and 2021, net losses were $34.3 million and $57.9 million, respectively, and net cash used in operating activities was $48.2 million and $49.9 million respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $513.0 million and $478.7 million, respectively, and working capital of $93.3 million and $107.8 million, respectively.

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

With the closing of our IPO in August 2020, the follow on offering in July 2021, the reduction in force (“RIF”) announced in January 2022, $50.0 million of proceeds received from the June 30, 2022 first closing in the sale of certain transseptal access and sheath assets to Medtronic, as further discussed in Note 4 - Sale of Business, and further cost reduction actions taken in July 2022, management believes our current cash, cash equivalents and marketable securities are sufficient to fund operations for at least the next 12 months. To ensure that we have sufficient resources to fund operations, management continues to review cost improvement opportunities and pathways to reduce expenses and cash burn, while preserving the resources to invest in future growth.

In the future, we may need to raise additional funds through one or more of the following: the issuance of debt and/or equity securities or otherwise. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition, and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.

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
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include the potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory milestones and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million in 2021 and $0.6 million in the first half of 2022, in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of June 30, 2022, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force sensing catheters. We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.

Under Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Going concern matters are more fully discussed in Note 1, “Organization and Description of Business – Liquidity, Capital Resources and Going Concern” of our condensed consolidated financial statements. Additionally, we will need to raise additional funds through the issuance of debt and/or equity securities or otherwise, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. To raise sufficient additional funds, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. In addition, our recent corporate restructuring is intended to reduce our operating expenses and optimize our cash resources. Based on the timing of notifications under the WARN Act, we started realizing the benefits of our restructuring plan beginning late in the first quarter of 2022; however, there can be no assurance that we will realize the benefits of the restructuring on the anticipated timeline, or at all.
Debt Obligations
On June 30, 2022, we entered into the 2022 Amended & Restated Credit Agreement (the "2022 Credit Agreement"). The 2022 Credit Agreement provided us with a term loan facility in aggregate principal amount of $35.0 million. The 2022 Credit Agreement bears interest at the one-month adjusted term Secured Overnight Financing Rate, with a floor of 2.50% per annum, plus 9.00% per annum. The principal amount of the term loan will be paid in installments with the final principal payment due on June 30, 2027. The 2022 Credit Agreement can be prepaid but is subject to prepayment penalties. The 2022Credit Agreement provides for final payment fees of an additional $1.8 million that are due upon prepayment, on the maturity date or upon acceleration. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the 2019 Credit Agreement and to pay related fees and expenses and for working capital purposes.

The 2022 Credit Agreement contains certain customary negative covenants, including, but not limited to, restrictions on our ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. The 2022 Credit Agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, voluntary and involuntary bankruptcy proceedings, certain money judgments, change of control events and other customary events of default.
Our obligations under the 2022 Credit Agreement are secured by substantially all of our assets, including our intellectual property.

We also issued warrants to purchase our common stock to Deerfield Management Company (“Deerfield“) in connection with the 2022 Credit Agreement. We issued warrants to purchase up to an aggregate 3,779,018 shares of our common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(48,218)	$(49,915)
Net cash provided by investing activities	86,680	34,022
Net cash used in financing activities	(11,643)	(2,149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(323)	(65)
Net change in cash, cash equivalents and restricted cash	$26,496	$(18,107)
Operating Activities
During the six months ended June 30, 2022, operating activities used $48.2 million of cash, a decrease of $1.7 million from the six months ended June 30, 2021. This decrease was attributable to favorable changes in operating assets and liabilities of $0.5 million and lower net losses of $23.6 million, partially offset by a decrease in non-cash items and reclasses of $22.4 million. Non-cash items and reclasses were primarily due to the $43.6 million gain on sale of business and reduced stock-based compensation expense of $1.1 million, partially offset by the goodwill impairment charge of $12.0 million, loss on debt extinguishment of $7.9 million and an increase in the change in fair value of contingent consideration of $2.4 million.
Investing Activities
During the six months ended June 30, 2022, investing activities provided $86.7 million of cash, an increase of $52.7 million from the six months ended June 30, 2021. This increase was attributable to proceeds from the first closing in the sale of assets to Medtronic, net of transaction costs paid, of $47.5 million, a decrease in purchases of marketable securities of $9.1 million compared to the prior period, a decrease in the purchases of property and equipment of $4.1 million compared to the prior period, and an increase in the sales of marketable securities of $8.5 million compared to the prior period. These increases were partially offset by a decrease in the maturities of marketable securities of $16.6 million compared to the prior period.

Financing Activities
During the six months ended June 30, 2022, financing activities used $11.6 million of cash, an increase of $9.5 million from the six months ended June 30, 2021. The increase is primarily related to the repayment of the borrowings under our 2019 Credit Agreement for $44.6 million and payment of debt issuance costs for the 2022 Credit Agreement of $0.6 million and $1.1 million of penalty fees for early repayment of the 2019 Credit Agreement, partially offset by borrowings under the 2022 Credit Agreement of $35.0 million and a $2.2 million decrease in payments of contingent consideration.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice.
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in earn out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million in 2021 and $0.6 million in the first half of 2022, in connection with the regulatory and revenue milestones earned to date. In addition, pursuant to the Biotronik license agreement, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of June 30, 2022, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force sensing catheters.
Off-Balance Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
During the six months ended June 30, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.
Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

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
With respect to the quarter ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and certain of our current and former officers have been named as defendants in two putative securities class action lawsuits filed by stockholders in the United States District Court for the Southern District of California. Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. The lead plaintiff is expected to file a consolidated amended complaint by September 16, 2022. We are defending the actions.

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
Item 2. Recent Sales of Unregistered Securities.

On June 30, 2022, in connection with entering into the 2022 Credit Agreement, we entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with the lenders under the 2022 Credit Agreement (the “Lenders”), pursuant to which we issued to the Lenders warrants to purchase up to an aggregate 3,779,018 shares (the “2022 Warrant Shares”) of our common stock, par value $0.001 per share, at an exercise price of $1.1114 per 2022 Warrant Share for a period of eight years following the issuance thereof, on and subject to the terms and conditions set forth in the warrants evidencing such rights.

The 2022 Warrants are exercisable on a cash or cashless (net exercise) basis, and are subject to a 4.9% beneficial ownership limitation, as well as certain other customary anti-dilution adjustments upon the occurrence of certain events such as stock splits, subdivisions, reclassifications or combinations of common stock. Upon the consummation of a “Major Transaction” (as defined in the 2022 Warrants), holders of the 2022 Warrants may elect to (i) have their 2022 Warrants redeemed by us for an amount equal to the Black-Scholes value of such warrant, in cash or, if applicable, in the form of the consideration paid to our stockholders in a Major Transaction (i.e. securities or other property of the buyer), or (ii) have such 2022 Warrants be assumed by the successor to us in a Major Transaction, if applicable. Holders of the 2022 Warrants are also entitled to participate in any dividends or distributions to holders of common stock at the time such dividends or distributions are paid to such stockholders.

The 2022 Warrants and 2022 Warrant Shares issuable thereunder have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in a private placement pursuant to Section 4(a)(2) thereof. We relied on this exemption from registration based in part on representations made by the Lenders in the Warrant Purchase Agreement, including representations that each Lender was an “accredited investor” as defined in Regulation D of the Securities Act.
The Warrant Purchase Agreement contains customary representations, warranties, and covenants made by us and the Lenders. Pursuant to the Warrant Purchase Agreement, we have agreed to indemnify the Lenders for losses arising from certain breaches of the Warrant Purchase Agreement, the 2022 Warrants and the registration rights agreement entered into in connection with the Warrant Purchase Agreement.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1*	Asset Purchase Agreement dated April 26, 2022, by and among Medtronic, Inc. and Acutus Medical, Inc.	8-K	001-39430	2.1	4/27/2022

10.1*	Limited Consent dated April 26, 2022, by and between Acutus Medical, Inc., the lenders party to the Credit Agreement and Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	4/27/2022

10.2*	Commitment Letter dated April 26, 2022, by and between Acutus Medical, Inc. and the Commitment Parties	8-K	001-39430	10.2	4/27/2022

10.3*	2nd Amendment to the Global Alliance for Product Distribution Agreement dated April 25, 2022, by and between Biotronik SE & Co. KG and Acutus Medical, Inc.	8-K	001-39430	10.3	4/27/2022

10.4	Separation Agreement between the Company and Vince Burgess	8-K	001-39430	10.1	5/12/2022

10.5	Consulting Agreement between the Company and Vince Burgess	8-K	001-39430	10.2	5/12/2022

10.6*	Amended and Restated Credit Agreement dated June 30, 2022, by and among Acutus Medical, Inc., the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	7/1/2022

10.7*	Warrant Purchase Agreement dated June 30, 2022, by and among Acutus Medical, Inc. and the purchasers named therein	8-K	001-39430	10.2	7/1/2022

10.8*	Form of Warrant for the issuance of warrants dated June 30, 2022	8-K	001-39430	10.3	7/1/2022

10.9*	Registration Rights Agreement dated June 30, 2022, by and among Acutus Medical, Inc., Deerfield Partners, L.P. and Deerfield Private Design Fund III, L.P.	8-K	001-39430	10.4	7/1/2022

31.1	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer of Acutus Medical, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the Securities and Exchange Commission upon request.
**    The certification furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc. (Registrant)

Date: August 11, 2022	By:	/s/ David H. Roman
David H. Roman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)