Form 10-Q
period 2023-03-31
Acutus Medical, Inc.
filed 2023-05-11
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 8, 2023
Common Stock, $0.001 par value	28,975,677

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended March 31, 2023

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,738	$25,584
Marketable securities, short-term	46,839	44,863
Restricted cash, short-term	7,139	5,764
Accounts receivable	5,340	21,085
Inventory	14,938	13,327
Employer retention credit receivable	2,562	4,703
Prepaid expenses and other current assets	2,232	2,541
Total current assets	101,788	117,867

Property and equipment, net	8,145	9,221
Right-of-use assets, net	3,708	3,872
Intangible assets, net	1,533	1,583
Other assets	822	897
Total assets	$115,996	$133,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,569	$4,721
Accrued liabilities	7,302	9,686
Contingent consideration, short-term	2,000	1,800
Operating lease liabilities, short-term	339	319
Warrant liability	1,900	3,346
Total current liabilities	17,110	19,872

Operating lease liabilities, long-term	3,883	4,103
Long-term debt	34,526	34,434
Other long-term liabilities	11	12
Total liabilities	55,530	58,421

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 28,894,080 and 28,554,656 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	595,864	594,173
Accumulated deficit	(534,629)	(518,314)
Accumulated other comprehensive loss	(798)	(869)
Total stockholders' equity	60,466	75,019
Total liabilities and stockholders' equity	$115,996	$133,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2023	2022
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$4,170	$3,681
Cost of products sold	6,790	6,941
Gross profit	(2,620)	(3,260)

Operating (income) expenses:
Research and development	6,117	8,003
Selling, general and administrative	9,565	14,385
Goodwill impairment	—	12,026
Restructuring	12	949
Change in fair value of contingent consideration	200	7
Gain on sale of business	(1,207)	—
Total operating (income) expenses	14,687	35,370
Loss from operations	(17,307)	(38,630)

Other income (expense):
Change in fair value of warrant liability	1,446	—
Interest income	853	24
Interest expense	(1,307)	(1,411)
Total other income (expense), net	992	(1,387)
Loss before income taxes	(16,315)	(40,017)
Income tax benefit	—	—
Net loss	$(16,315)	$(40,017)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	12	(57)
Foreign currency translation adjustment	59	(166)
Comprehensive loss	$(16,244)	$(40,240)

Net loss per common share, basic and diluted	$(0.57)	$(1.42)
Weighted average shares outstanding, basic and diluted	28,764,444	28,118,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized gain on marketable securities	—	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Stock option exercises	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	336,206	—	1,687	—	—	1,687
Net loss	—	—	—	—	—	(16,315)	—	(16,315)
Balance as of March 31, 2023 (unaudited)	6,666	$—	28,894,080	$29	$595,864	$(534,629)	$(798)	$60,466
For the Three Months Ended March 31, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726
Unrealized loss on marketable securities	—	—	—	—	—	—	(57)	(57)
Foreign currency translation adjustment	—	—	—	—	—	—	(166)	(166)
Stock option exercises	—	—	35,478	—	66	—	—	66
Stock-based compensation	—	—	192,138	—	3,028	—	—	3,028
Employee stock purchase plan shares issued	—	—	94,226	—	182	—	—	182
Net loss	—	—	—	—	—	(40,017)	—	(40,017)
Balance as of March 31, 2022 (unaudited)	6,666	$—	28,279,065	$28	$587,889	$(518,715)	$(440)	$68,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(16,315)	$(40,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,297	1,567
Amortization of intangible assets	50	160
Non-cash stock-based compensation expense	1,904	3,032
(Accretion of discounts) amortization of premiums on marketable securities, net	(527)	173
Amortization of debt issuance costs	104	378
Amortization of operating lease right-of-use assets	164	160
Goodwill impairment	—	12,026
Gain on sale of business, net	(1,207)	—
Change in fair value of warrant liability	(1,446)	—
Loss on disposal of property and equipment	38	—
Change in fair value of contingent consideration	200	7
Changes in operating assets and liabilities:
Accounts receivable	(11)	655
Inventory	(1,611)	(1,212)
Employer retention credit receivable	2,141	—
Prepaid expenses and other current assets	391	(3,487)
Other assets	75	120
Accounts payable	873	(2,641)
Accrued liabilities	(2,433)	1,532
Operating lease liabilities	(201)	(14)
Other long-term liabilities	(1)	(48)
Net cash used in operating activities	(16,515)	(27,609)

Cash flows from investing activities
Proceeds from sale of business	17,000	—
Purchases of available-for-sale marketable securities	(28,019)	—
Sales of available-for-sale marketable securities	—	2,500
Maturities of available-for-sale marketable securities	26,500	14,587
Purchases of property and equipment	(232)	(1,088)
Net cash provided by investing activities	15,249	15,999

Cash flows from financing activities
Proceeds from the exercise of stock options	4	66
Repurchase of common shares to pay employee withholding taxes	(217)	—
Proceeds from employee stock purchase plan	—	182
Payment of contingent consideration	—	(290)
Net cash used in financing activities	(213)	(42)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(100)

Net change in cash, cash equivalents and restricted cash	(1,471)	(11,752)
Cash, cash equivalents and restricted cash, at the beginning of the period	31,348	24,221
Cash, cash equivalents and restricted cash, at the end of the period	$29,877	$12,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,207	$1,025

Supplemental disclosure of noncash investing and financing activities:
Accounts receivable from sale of business	$1,244	$—
Change in unrealized (gain) loss on marketable securities	$(12)	$57
Change in unpaid purchases of property and equipment	$(25)	$(97)
Contingent consideration escrow release	$—	$17

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
Liquidity, Capital Resources and Going Concern
The Company has limited revenue, has incurred significant operating losses and negative cash flows from operations since its inception, and anticipates that it will incur significant losses for at least the next several years. As of March 31, 2023 and December 31, 2022, the Company had cash, cash equivalents, restricted cash and marketable securities of $76.7 million and $76.2 million, respectively. For the three months ended March 31, 2023 and 2022, net losses were $16.3 million and $40.0 million, respectively, and net cash used in operating activities was $16.5 million and $27.6 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $534.6 million and $518.3 million, respectively, and working capital of $84.7 million and $98.0 million, respectively.

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

On June 30, 2022, Medtronic, Inc. (“Medtronic”) paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. The OEM Earnout (as defined in Note 3 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 3 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the left-heart access products after the Company's achievement of the OEM Earnout (as defined in Note 3 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the left-heart access products achieved by Medtronic each year over four years. During the three months ended March 31, 2023, the Company earned $1.2 million in contingent consideration based on Medtronic's left-heart access products sales.

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
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment and reportable segment.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of March 31, 2023 and December 31, 2022, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met.
The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total balances as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$22,738	$25,584
Restricted cash	7,139	5,764
Total cash, cash equivalents and restricted cash	$29,877	$31,348
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.
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

For new customers, the Company places its medical diagnostic equipment, the AcQMap System, at customer sites under evaluation agreements and generates revenue from the sale of disposable products used with the AcQMap System. Disposable products primarily include AcQMap catheters and AcQGuide steerable sheaths. Outside of the United States, the Company also has the Qubic Force Device which generates revenue from the sale of the AcQBlate Force Ablation Catheters. The Company provides the disposable products in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposables at the agreed upon prices in the invoice. Generally, customers purchase disposable products using separate purchase orders after the equipment has been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. The Company has elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.

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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of March 31, 2023 and December 31, 2022.

In May 2020, the Company entered into bi-lateral distribution agreements (the “Bi-Lateral Distribution Agreements”) with Biotronik. Pursuant to the Bi-Lateral Distribution Agreements, the Company obtained a non-exclusive license to distribute a range of Biotronik’s products and accessories in the United States, Canada, China, Hong Kong and multiple Western European countries under the Company’s private label. Moreover, if an investigational device exemption (“IDE”) clinical trial is required for these products to obtain regulatory approval in the United States, or a clinical trial is required for these products to obtain regulatory approval in China, the Company will obtain an exclusive distribution right in such territories for a term of up to five years commencing on the date of regulatory approval if the Company covers the cost of the IDE or other clinical trial and the Company conducts such study within a specified period. Biotronik also agreed to distribute the Company’s products and accessories in Germany, Japan, Mexico, Switzerland and multiple countries in Asia-Pacific, Eastern Europe, the Middle East and South America. The Company also granted Biotronik a co-exclusive right to distribute these products in Hong Kong. Each party will pay to the other party a specified transfer price on the sale of the other party’s products and, accordingly, will earn a distribution margin on the sale of the other party’s products.

In 2022, the Company sold the left-heart access transseptal crossing business to Medtronic. In connection with the sale, the Company entered into a distribution agreement (the "Distribution Agreement") with Medtronic, pursuant to which the Company acts as the original equipment manufacturer ("OEM") supplier of these products. The Company will produce and sell the products to Medtronic for a period of up to four years. Revenue is recognized when the title to the products are transferred to Medtronic, which occurs when the products are shipped from our facility (or FOB shipping point).
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Disposables	$3,426	$3,211
Systems	—	—
Service/Other	744	470
Total revenue	$4,170	$3,681
The following table provides revenue by geographic location for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
United States	$2,248	$2,023
Outside the United States	1,922	1,658
Total revenue	$4,170	$3,681
Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $0.3 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of March 31, 2023 or December 31, 2022.

Pursuant to the Asset Purchase Agreement with Medtronic, the Company was eligible to receive the Transfer Earnout, a contingent cash consideration of $17.0 million upon the Company’s initial submission for CE Mark certification. The Company met this condition as of December 31, 2022 and recorded a receivable on the consolidated balance sheets for the year then ended. Medtronic provided full payment in January 2023. See Note 3 - Sale of Business.

In addition, beginning in February 2023, following Medtronic's first commercial sale of the left-heart access products after the Company's achievement of the OEM Earnout (as defined in Note 3 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the left-heart access products achieved by Medtronic each year over four years. During the three months ended March 31, 2023, the Company earned $1.2 million in contingent consideration based on Medtronic's left-heart access products sales and recorded a receivable on the condensed consolidated balance sheets for the period then ended.

Accounts receivable recorded on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Trade accounts receivable	$4,096	$4,085
Earnouts receivable from Medtronic	1,244	17,000
Total accounts receivable	$5,340	$21,085

Employee Retention Credit Receivable
The Employee Retention Credit is a refundable U.S. tax credit separate from tax based on income for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. The Company is an eligible employer qualifying under the program and applied for the tax credit in 2022. As of March 31, 2023, $4.2 million has been refunded to the Company, of which $2.1 million was received during the three months ended March 31, 2023. The Company expects receipt of the remaining $2.6 million receivable in 2023.
Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Intangible Assets
The Company’s intangible assets consists of a license agreement with Biotronik. The Company determines the appropriate useful life of its finite-lived intangible assets by performing an analysis of expected cash flows of the acquired assets. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. Acquired in-process technology is classified as a finite-lived intangible and amortized accordingly. Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying value.
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. During the three months ended March 31, 2022, the Company fully impaired its goodwill balance of $12.0 million.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three months ended March 31, 2023 and 2022, the Company determined that there was no impairment of property and equipment or intangible assets.
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
Lease Property
The Company leases office space in Carlsbad, California as its corporate headquarters and for manufacturing operations. Additionally, it leases office space in Zaventem, Belgium for international operations. The Company accounts for its lease property under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, which is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements as of March 31, 2023
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$20,211	$—	$—	$20,211
Marketable securities at fair value
U.S. treasury securities	—	21,814	—	21,814
Commercial paper	—	21,806	—	21,806
Yankee debt securities	—	3,219	—	3,219
Total fair value	$20,211	$46,839	$—	$67,050

Liabilities included in:
Warrant liability	$—	$—	$1,900	$1,900
Contingent consideration	—	—	2,000	2,000
Total fair value	$—	$—	$3,900	$3,900

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$22,700	$—	$—	$22,700
Marketable securities at fair value
U.S. treasury securities	—	26,897	—	26,897
Commercial paper	—	14,764	—	14,764
Yankee debt securities	—	3,202	—	3,202
Total fair value	$22,700	$44,863	$—	$67,563

Liabilities included in:
Warrant liability	$—	$—	$3,346	$3,346
Contingent consideration	—	—	1,800	1,800
Total fair value	$—	$—	$5,146	$5,146

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

Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2023 (in thousands):

	Contingent Consideration	Warrant Liability
Balance, December 31, 2022	$1,800	$3,346
Change in fair value	200	(1,446)
Balance, March 31, 2023 (unaudited)	$2,000	$1,900
Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Contingent Consideration
The fair value of the contingent consideration from the acquisition of Rhythm Xience, Inc. ("Rhythm Xience") in June 2019 represents the estimated fair value of future payments due to the sellers of Rhythm Xience based on the achievement of certain milestones and revenue-based targets in certain years. The initial fair value of the revenue-based contingent consideration was calculated through the use of a Monte Carlo simulation using revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreement. The analyses used the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate; and (iv) expected volatility of net sales (see table below). Estimated payments, as determined through the respective model, were further discounted by a credit spread assumption to account for credit risk. The fair value of the milestones-based contingent consideration was determined by probability weighting and discounting to the respective valuation date at the Company’s cost of debt. The Company’s cost of debt was determined by performing a synthetic credit rating for the Company and selecting yields based on companies with a similar credit rating. The contingent consideration is revalued to fair value each period on the condensed consolidated balance sheets, and any increase or decrease is recorded on the condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

The weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the contingent consideration from the acquisition of Rhythm Xience as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Risk-free interest rate	5.00%	4.80%
Expected term in years	1.0 - 2.0	1.0 - 2.0
Expected volatility	23.4%	28.0%

Warrants
As of March 31, 2023, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.5026 per warrant as of March 31, 2023 and the significant inputs used in the estimation of the fair value were as follows:

March 31, 2023
(unaudited)
Risk-free interest rate	3.55%
Expected term in years	7.25
Expected volatility	75.0%

Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock units ("RSUs"), and restricted stock awards ("RSAs"), to be recognized in the consolidated financial statements based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSUs and RSAs, are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSUs and RSAs over the requisite service period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the condensed consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See Note 15—Stock-Based Compensation for additional details.
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

Warrant Liability
The Company accounts for certain common stock warrants outstanding as a liability at fair value, determined using the Black-Scholes option pricing model, on the consolidated balance sheets in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The liability is subject to re-measurement at each reporting period and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive loss. See Note 13—Warrants for additional details.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. ASU 2016-13 is effective for smaller reporting companies in 2023. The Company adopted the guidance in the first quarter of 2023 with no material impact on the condensed consolidated financial statements.
Note 3—Sale of Business
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

Pursuant to the Asset Purchase Agreement, Medtronic paid $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure indemnification obligations of the Company under the Asset Purchase Agreement, which the Company has recorded as restricted cash on its condensed consolidated balance sheets.
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
(ii)    $17.0 million upon the earlier of (A) the Second Closing (as defined below) or (B) the Company’s initial submission for CE Mark certification of the Products under the European Union Medical Devices Regulation, to the reasonable satisfaction of a third-party regulatory consultant, subject to certain other conditions as set forth in the Asset Purchase Agreement (the “Transfer Earnout”); and
(iii)    amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the Products achieved by Medtronic over each year of a four-year period beginning on the first full quarter after Medtronic’s first commercial sale of a Product and achievement of the OEM Earnout.

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. During the three months ended March 31, 2023, $1.2 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of March 31, 2023.

With the achievement of the OEM Earnout Conditions (as defined in the Asset Purchase Agreement) and upon notice from Medtronic, Medtronic became the Company's exclusive distributor of the Products under the Distribution Agreement.

The Company recorded a net gain of $79.5 million during the year ended December 31, 2022 related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration received, less direct transaction costs and the net carrying amount of the assets sold.

The Company recorded the following amounts for the three months ended March 31, 2023, resulting in a net gain of $1.2 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

Three Months Ended March 31, 2023
(unaudited)
Percentage of Product Net Sales Earnout accrued as of March 31, 2023	$1,244
Transaction costs	(37)
Gain on sale of business, net	$1,207

The net gain on sale will be adjusted in future periods by the contingent consideration, based on the achievement of the predetermined milestones mentioned above. The sale was accounted for as a derecognition of a group of assets that is a business pursuant to ASC 810 - Consolidation, with the resulting gain classified as operating income within loss from operations on the condensed consolidated statements of operations and comprehensive loss. The sale does not represent a strategic shift having a major effect on the Company's operations and financial results and, consequently, does not qualify as a discontinued operation.
Note 4—Marketable Securities
Marketable securities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$21,809	$5	$—	$21,814
Commercial paper	21,806	—	—	21,806
Yankee debt securities	3,220	—	(1)	3,219
Total available-for-sale securities - short-term	46,835	5	(1)	46,839
Total available-for-sale securities	$46,835	$5	$(1)	$46,839

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$26,906	$3	$(12)	$26,897
Commercial paper	3,200	2	—	3,202
Yankee debt securities	14,764	—	—	14,764
Total available-for-sale securities - short-term	44,870	5	(12)	44,863
Total available-for-sale securities	$44,870	$5	$(12)	$44,863
As of March 31, 2023, the Company’s available-for-sale securities classified as short-term of $46.8 million mature in 1 year or less and there were none held long-term. As of December 31, 2022, the Company’s available-for-sale securities classified as short-term of $44.9 million mature in 1 year or less and there were none held long-term.
Note 5—Inventory
Inventory as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Raw materials	$10,253	$9,179
Work in process	1,843	2,025
Finished goods	2,842	2,123
Total inventory	$14,938	$13,327
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as a lease receivable, at the commencement of embedded sales-type leases within its deferred equipment agreements. There was no lease revenue related to sales-type leases for both the three months ended March 31, 2023 and 2022. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2023 and December 31, 2022, a balance of $0.6 million for both periods for short-term leases receivable is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets, and a balance of $0.4 million and $0.5 million, respectively, for long-term leases receivable is recorded in other assets related to sales-type leases.
The following table is an estimation of maturities of customer sales-type lease receivables for each of the following years as of March 31, 2023 (in thousands):

Total Maturities
Nine months ending December 31, 2023	$527
Year ending December 31, 2024	393
Year ending December 31, 2025	133
Total maturities of customer sales-type leases	$1,053
Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Medical diagnostic equipment	$15,042	$14,826
Furniture and fixtures	400	432
Office equipment	1,556	1,556
Laboratory equipment and software	5,226	5,148
Leasehold improvements	608	580
Construction in process	2,008	2,166
Total property and equipment	24,840	24,708
Less: accumulated depreciation	(16,695)	(15,487)
Property and equipment, net	$8,145	$9,221

Property and equipment includes certain medical diagnostic equipment and AcQMap Systems located at customer premises. The Company retains ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations. The Company records the cost of equipment to cost of sales on the condensed consolidated statements of operations and comprehensive loss when it is subsequently sold or the Company enters into a sales-type lease agreement. See Note 6 - Lessor Sales-Type Leases for additional details.
Depreciation expense was $1.3 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.
Note 8—Intangible Assets
The following table presents intangible assets activity for the three months ended March 31, 2023 (in thousands):

Intangible Assets
Balance, December 31, 2022	$1,583
Amortization expense	(50)
Balance, March 31, 2023 (unaudited)	$1,533

Intangible Assets
The tables below present the details of intangible assets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Balance
					(unaudited)
Licensed intangibles	10.0	7.7	$2,000	$(467)	$1,533
Total intangible assets			$2,000	$(467)	$1,533

December 31, 2022	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets		Accumulated Amortization	Balance
Licensed intangibles	10.0	7.9	2,000		(417)	1,583
Total intangible assets			$2,000	Rx	$(417)	$1,583

The Company recorded amortization expense related to the above intangible assets of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the future amortization expense associated with amortizable intangible assets as of March 31, 2023 (in thousands):

Total Amortization
Nine months ending December 31, 2023	$150
Year ending December 31, 2024	200
Year ending December 31, 2025	200
Year ending December 31, 2026	200
Year ending December 31, 2027	200
Thereafter	583
Total future amortization	$1,533

Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Compensation and related expenses	$4,988	$6,919
Professional fees	169	126
Deferred revenue	297	326
Sales and use tax	724	639
Clinical studies	252	390
Clinician Council payable	191	216
Accrued royalties	223	159
Accrued restructuring	19	45
Other	439	866
Total accrued liabilities	$7,302	$9,686
Note 10—Debt
Outstanding debt as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
2022 Credit Agreement(1)	$36,750	$36,776
Total outstanding debt, gross	36,750	36,776
Less: Unamortized debt discount and fees	(2,224)	(2,342)
Total outstanding debt, long-term	$34,526	$34,434
(1)The 2022 Credit Agreement includes final payment fees of $1.8 million.
2022 Amended and Restated Credit Agreement
On June 30, 2022, the Company amended and restated its prior debt facility. The amended and restated credit agreement (the "2022 Credit Agreement") is with new lenders consisting of certain affiliates of Deerfield Management Company (collectively referred to as “Deerfield”) and is for an aggregate principal amount of $35.0 million and has a 5-year term. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the prior debt facility and to pay related fees and expenses.

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

The 2022 Credit Agreement is subject to certain customary affirmative covenants, representations and warranties and other terms and conditions. It also contains certain customary negative covenants, including, but not limited to, restrictions on the Company’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. As of and for the three months ended March 31, 2023, the Company was in compliance with all such covenants.
In addition, the 2022 Credit Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms.

In connection with entering into the 2022 Credit Agreement, the Company entered into a warrant purchase agreement (the "2022 Warrant Purchase Agreement") with Deerfield, pursuant to which the Company issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of common stock at an exercise price of $1.1114 per warrant share for a period of eight years following issuance (the "2022 Warrants").

The 2022 Warrants represent a freestanding financial instrument and are conditionally puttable at the holder’s option upon an event that is outside of the Company’s control. Therefore, the 2022 Warrants are classified as liability pursuant to ASC 480, Distinguishing Liabilities from Equity, initially and subsequently recognized at fair value, with changes in fair value recognized in the statement of operations and comprehensive loss. Refer to Fair Value Measurements in Note 2 - Summary of Significant Accounting Policies and Note 13 - Warrants for more information.
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
The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating cash flows from operating leases	$281	$98
Weighted average remaining lease term – operating leases (in years)	4.7	3.4
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s operating lease expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating leases
Operating lease cost	$251	$247
Variable lease cost	81	77
Total operating lease expense	$332	$324
As of March 31, 2023, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Nine months ending December 31, 2023	$330
Year ending December 31, 2024	1,159
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Year ending December 31, 2027	1,221
Total	5,046
Less: present value discount	(824)
Operating lease liabilities	$4,222
Note 12—Commitments and Contingencies
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

Note 13—Warrants
As of March 31, 2023 and December 31, 2022, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	March 31, 2023	December 31, 2022
			(unaudited)
Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the three months ended March 31, 2023.

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the condensed consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023, a favorable fair value change of $1.4 million was recognized.

In connection with the Series A Common Equivalent Preferred Stock Exchange Agreements (as defined below), four warrant holders are limited to exercising their warrants such that following any such exercise, the number of shares of common stock beneficially owned by such holder cannot exceed 4.9% of the outstanding common stock of the Company (two of the holders may, at their option and upon sufficient prior written notice to the Company, increase such percentage to 9.9%). In the event the common share limit has been met and the holder chooses to exercise their warrants, the holder can sell any common stock they hold. Therefore, the amendment to the warrant agreements does not restrict the holder from fully exercising the warrants under the original terms of the warrant agreements.
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
Upon election, each holder may convert each share of Preferred Stock into 1,000 shares of common stock, except to the extent that following such conversion the number of shares of common stock held by such holder, its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act including shares held by any “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and applicable regulations of the Securities and Exchange Commission ("SEC")) of which such holder is a member, but excluding shares beneficially owned by virtue of the ownership of securities or rights to acquire securities that have limitations on the right to convert, exercise or purchase similar to the limitation set forth in the Series A Certificate of Designation, exceeds 4.9% (or, at the election of the holders, OrbiMed Private Investments IV, LP or OrbiMed

Royalty Opportunities II, LP, made by delivering at least 61 days advance written notice to the Company of its intention to increase the beneficial ownership cap applicable to such holder, 9.9%) of the total number of shares of common stock then issued and outstanding.
Common Stock
During the three months ended March 31, 2023 and 2022, stock options to acquire 3,218 shares and 35,478 shares, respectively, were exercised for shares of the Company's common stock with proceeds of less than $0.1 million and $0.1 million, respectively. Additionally in conjunction with the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), during the three months ended March 31, 2022, 94,226 shares of common stock were issued for consideration of $0.2 million. No shares were issued related to the 2020 ESPP during the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company issued 336,206 shares and 192,138 shares, respectively, of common stock upon vesting of RSUs.
Note 15—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of March 31, 2023, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,887,500 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of March 31, 2023, 5,573,491 shares of common stock were authorized for issuance under the 2020 Plan, including 1,142,186 additional shares that were authorized on January 1, 2023. As of March 31, 2023, 1,332,061 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of March 31, 2023, 1,318,865 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.
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

The following assumptions were used to estimate the fair value of stock options for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Risk-free interest rate	4.27%	1.76%
Expected dividend yield	—	—
Expected term in years	5.6	6.0
Expected volatility	75%	75%
The Company's stock option activity for the three months ended March 31, 2023 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,898,821	$6.83	6.9	$79
Options granted	592,500	1.41
Options exercised	(3,218)	1.34		$1
Options forfeited	(35,224)	2.10
Outstanding as of March 31, 2023 (unaudited)	3,452,879	$5.96	7.2	$29
Options vested and exercisable as of March 31, 2023 (unaudited)	2,019,014	$7.88	5.9	$—
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.75 and $1.15 as of March 31, 2023 and December 31, 2022, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the three months ended March 31, 2023 was $0.94. As of March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $5.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
Restricted Stock Units (RSUs)
The Company’s RSU activity for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2022	1,659,898	$4.17
Granted	1,525,000	1.41
Forfeited	(77,720)	5.53
Vested	(453,549)	2.11
Unvested as of March 31, 2023 (unaudited)	2,653,629	$2.90
As of March 31, 2023, there was $6.1 million of unrecognized compensation related to unvested RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
Employee Stock Purchase Plan
The 2020 ESPP permits individual employees to purchase shares of the Company’s common stock from amounts accumulated under payroll deductions. The ESPP became effective on August 5, 2020 wherein 645,105 shares of common stock were authorized. Additional shares of common stock are allocated to the 2020 ESPP by the determination of the Compensation

Committee of the Company’s Board of Directors, in its sole discretion, and by evergreen provisions in the plan authorization. Automatically authorized in 2023 were 252,042 shares under the plan's evergreen provision. As of March 31, 2023, 714,179 shares are available for purchase under the Company's 2020 ESPP.
The 2020 ESPP is implemented in consecutive offering periods with a new offering period commencing on the first trading day on or after May 15 and November 15 of each year and terminating on the last trading day on or before November 14 and May 14, respectively. On each purchase date, which falls on the last date of each offering period, 2020 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the 2020 ESPP are subject to the determinations of the Compensation Committee of the Company’s Board of Directors, in its sole discretion.
The fair value of the 2020 ESPP shares used in determining compensation expense is estimated using the Black-Scholes option pricing model.
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cost of products sold	$74	$226
Research and development	346	514
Selling, general and administrative	1,484	2,292
Total stock-based compensation	$1,904	$3,032

Note 16—Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible preferred stock, common stock options, RSUs, RSAs, intended ESPP purchases and warrants because the Company's net losses would cause such shares to be anti-dilutive. Therefore, as the Company recorded net losses in the periods presented, basic and diluted net loss per common share are the same.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	6,665,841
Exercise of common stock warrants	4,576,505	797,487
Exercise of stock options	2,019,014	4,021,359
Vesting of RSUs and RSAs	2,653,629	1,718,351
Issuance of shares under 2020 ESPP	51,730	—
Total potentially dilutive securities	15,966,719	13,203,038

Note 17—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the three months ended March 31, 2023 and 2022.
Note 18—Related Party Transactions
Consulting Agreement
The Company has a consulting agreement with the chairman of the Company’s Board of Directors. The Company recorded less than $0.1 million of expense related to the agreement for both the three months ended March 31, 2023 and 2022.

Credit Agreements
The Company's prior credit agreement (the "2019 Credit Agreement") was between the Company and related parties OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P., and provided for a loan of up to $70.0 million with a maturity date of May 20, 2024. On June 30, 2022, the loan balance of $40.0 million was repaid in full out of the proceeds of the 2022 Credit Agreement. The 2022 Credit Agreement with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. replaced the 2019 Credit Agreement and provides for an aggregate principal amount of $35.0 million and a maturity date five years from the closing of the loan. Refer to Note 10 - Debt for additional details.

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

Warrants
In connection with the 2022 Credit Agreement, the Company entered into the 2022 Warrant Purchase Agreement with Deerfield, pursuant to which the Company issued warrants for the purchase up to an aggregate 3,779,018 shares of the Company’s common stock at an exercise price of $1.1114 per share for a period of eight years following issuance. Refer to Note 13 - Warrants for additional details.
Registration Rights Agreement
On June 30, 2022, in connection with the issuance of the 2022 Warrants, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Deerfield, pursuant to which the Company filed a shelf registration statement on Form S-3 with the SEC to register the resale of certain securities held by Deerfield and their affiliates (the “Registrable Securities”). In addition, for a period of five years following the execution of the Registration Rights Agreement, or until all Registrable Securities are registered or no longer subject to restrictions on transfer (whichever is earlier), Deerfield will hold certain “piggy-back” registration rights with respect to registration statements filed during such period. The Company will generally pay all reasonable expenses incidental to its obligations and performance under the Registration Rights Agreement, other than underwriting discounts and commissions and such other charges.
Note 19—Subsequent Events
On May 1, 2023, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Global Market.
The Company has 180 calendar days, or until October 30, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by October 30, 2023, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. The Company’s failure to regain compliance during this period could result in delisting.
The Company intends to actively monitor the bid price of its common stock and will consider available options to regain compliance with the listing requirements. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s Listing Rule 5450(a)(1) or will otherwise be in compliance with other Nasdaq listing criteria.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Form 10-Q and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
We were incorporated in the state of Delaware on March 25, 2011 and are headquartered in Carlsbad, California. Early versions of our AcQMap System and certain related accessory products have been used in the United States since May 2018 and Western Europe since July 2016 in a limited, pilot launch capacity, where our focus was on optimizing workflow and validating our value proposition. We fully commenced the launch of our commercial-grade console and software products in the first quarter of 2020. Critical to our launch and future market adoption are a series of strategic transactions, regulatory approvals, and clinical trial milestones including the following: ongoing development and expansion of our Bi-Lateral Distribution Agreement with Biotronik, Food and Drug Administration (the “FDA”) 510(k) clearance and CE Mark of our second-generation AcQMap console and SuperMap software suite; and the completion of enrollment in our U.S. clinical study for the AcQBlate Force sensing ablation catheter and system.
In June 2022, we completed the first closing of the sale of our left-heart access portfolio to Medtronic as described further below. On November 3, 2022, we announced our achievement of the OEM Earnout Conditions (as defined in the Asset Purchase Agreement) set forth in the Asset Purchase Agreement. Further on December 1, 2022, Medtronic qualified us as an OEM, and accordingly, we will manufacture this product line exclusively for Medtronic for a period of up to four years until such time that Medtronic transfers the Products to a dedicated manufacturing facility and becomes the manufacturer of record. Additionally, on December 21, 2022, we achieved a $17.0 million Transfer Earnout as set forth in the Asset Purchase Agreement. See Contingent Consideration Relating to Sale of Left-heart Access Portfolio, below.
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
For the three months ended March 31, 2023 and 2022, we generated revenue of $4.2 million and $3.7 million, respectively, of which 46% and 45%, respectively, was from customers located outside of the United States. Since our inception, we have generated significant losses. Our net loss was $16.3 million and $40.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $534.6 million and $518.3 million, respectively, and working capital of $84.7 million and $98.0 million, respectively.
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
Contingent Consideration Relating to Sale of Left-heart Access Portfolio
On June 30, 2022, we completed the first closing in accordance with the Asset Purchase Agreement with Medtronic, pursuant to which we agreed to sell to Medtronic certain transseptal access and sheath assets which make up our left-heart access portfolio (and which comprised the Rhythm Xience product line as part of the acquisition of Rhythm Xience). Pursuant to the Asset Purchase Agreement, Medtronic paid $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure our indemnification obligations under the Asset Purchase Agreement, which we recorded as restricted cash on our condensed consolidated balance sheets.
The Company is also eligible to receive the following contingent cash consideration pursuant to the Asset Purchase Agreement:
(i)    OEM Earnout: $20.0 million upon the Company’s completion, to the reasonable satisfaction of Medtronic, of certain conditions set forth in the Asset Purchase Agreement relating to the Company becoming a qualified supplier of Medtronic for the Products, including demonstration of ISO 14971:2019 compliance, completion of certain test method validations and compliance with certain other reporting requirements;
(ii)    Transfer Earnout: $17.0 million upon the earlier of (A) the Second Closing or (B) the Company’s initial submission for CE Mark certification of the Products under the European Union Medical Devices Regulation, to the reasonable satisfaction of a third-party regulatory consultant, subject to certain other conditions as set forth in the Asset Purchase Agreement; and
(iii)    Net Sales Earnouts: Amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the Products achieved by Medtronic over each year of a four-year period beginning on the first full quarter after Medtronic’s first commercial sale of a Product and achievement of the OEM Earnout.
The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. During the three months ended March 31, 2023, $1.2 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of March 31, 2023.
With the achievement of the OEM Earnout Conditions (as defined in the Asset Purchase Agreement) and upon notice from Medtronic, Medtronic became the Company's exclusive distributor of the Products under the Distribution Agreement.
A second closing would occur on a date determined by Medtronic, but no later than the fourth anniversary of the First Closing, subject to the satisfaction of customary closing conditions. Upon the Second Closing, Medtronic will acquire certain additional assets relating to the Products, primarily supplier agreements and permits and design and specification files required for Medtronic to become the manufacturer of record of the Products.
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
Installed Base
Our mapping and therapy platform is enabled by our AcQMap console that we install at customer sites globally. We believe our installed base is a key driver of our business model, enabling utilization and disposable pull-through. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. We install our AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Beginning in 2022, we started to remove and reposition low utilization AcQMap consoles, which has resulted in a decrease in installed base in the United States. Our total installed base as of March 31, 2023 and 2022 is set forth in the table below:

	As of March 31,
	2023	2022
	(unaudited)
Acutus
U.S.	28	39
Outside the U.S.	49	38
Total Acutus net system placements	77	77
Procedure Volumes
Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Procedure volumes and the utilization of our AcQMap console will be the primary driver of our business over the long-term.
Our total procedure volumes for the three months ended March 31, 2023 and 2022 are set forth in the table below:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Procedure volumes	451	465
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
Commercial Organization Size and Effectiveness
As of March 31, 2023, our commercial organization consisted of 49 individuals with substantial applicable medical device, sales and clinical experience, which is comprised of sales representatives, sales managers, mappers and marketing personnel. We intend to continue to make investments in our commercial organization in training, developing, continuing education, and targeted increases in sales representatives, sales managers and mappers to help facilitate further adoption of our products among existing and new customer accounts. The effectiveness with which we manage our commercial organization, the speed at which newly hired personnel contribute to business performance, and the impact of turnover can impact our revenue growth or our costs incurred in anticipation of such growth.
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
Our revenue consists of: (i) revenue from the sale of our disposable products; (ii) revenue from the sale, rental, or leasing of systems; and (iii) service/other revenue. In the United States and select markets in Western Europe where we have developed a direct selling presence, we install our AcQMap console and workstation with our customer accounts and then generate revenue from the sale of our disposable products to these accounts for use with our system. We also generate revenue from the direct sale of our AcQMap console into hospital accounts as well as revenue through long-term customer commitments on disposable purchases. In addition, we generate revenue under our Distribution Agreement with Medtronic, as Medtronic’s exclusive OEM supplier of the left-heart access products sold to Medtronic under the Asset Purchase Agreement. In other international markets, we leverage our partnership with Biotronik to install our AcQMap console and workstation with customer accounts and then generate revenue from Biotronik’s sale of our disposable products to these accounts for use with our system. Our currently marketed disposable products include access sheaths, diagnostic and mapping catheters, ablation catheters and accessories.
For the three months ended March 31, 2023 and 2022, approximately 46% and 45%, respectively, of our sales were sold outside of the United States. Additionally, for the three months ended March 31, 2023 and 2022, approximately 21% and 24% of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.
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
To align resources with our current strategic direction, we implemented an organizational workforce reduction and are implementing additional cost reduction measures. Due to this on-going strategic realignment, we expect our SG&A expenses to decrease in absolute dollars in the upcoming years.
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
Gain on Sale of Business
Gain on sale of business consists of the value of consideration received by us in excess of the book value of assets transferred to the buyer and net of direct selling costs. In 2022, we completed the First Closing of the sale of certain assets to Medtronic whereby the value received was in excess of the book value of the assets transferred, resulting in a recognized gain of $79.5 million. Gain on sale of business also consists of consideration contingent upon the satisfaction of certain contractual conditions. Associated with the sale and included in the above recognized gain, in 2022, we achieved both an OEM Earnout entitling us to $20.0 million in contingent consideration and a Transfer Earnout entitling us to $17.0 million.
Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of our product related to the sale of business, ranging from 100% in the first year to 50% in the fourth year. In 2023, we have recognized an estimated gain of $1.2 million related to the net sales earn-outs. Refer to Note 3 - Sale of Business for more information.
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
Under the terms of our 2022 Credit Agreement effective June 30, 2022, we issued warrants meeting the conditions for treatment as a liability. The recorded fair value of the liability associated with such warrants is adjusted each reporting period with an entry to the condensed consolidated statements of operations and comprehensive loss. Refer to Note 13 - Warrants for more information.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.
Interest Expense
Interest expense for the three months ended March 31, 2023 primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 10 - Debt for more information.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
	(unaudited)
Revenue(1)	$4,170	$3,681	$489	13%
Costs of products sold(2)	6,790	6,941	(151)	(2)%
Gross profit	(2,620)	(3,260)	640	(20)%

Operating (income) expenses:
Research and development(2)	6,117	8,003	(1,886)	(24)%
Selling, general and administrative(2)	9,565	14,385	(4,820)	(34)%
Goodwill impairment	—	12,026	(12,026)	(100)%
Restructuring	12	949	(937)	(99)%
Change in fair value of contingent consideration	200	7	193	2757%
Gain on sale of business	(1,207)	—	(1,207)	100%
Operating (income) expenses	14,687	35,370	(20,683)	(58)%
Loss from operations	(17,307)	(38,630)	21,323	(55)%

Other income (expense):
Change in fair value of warrant liability	1,446	—	1,446	100%
Interest income	853	24	829	3454%
Interest expense	(1,307)	(1,411)	104	(7)%
Total other income (expense), net	992	(1,387)	2,379	(172)%
Loss before income taxes	$(16,315)	$(40,017)	$23,702	(59)%
Income tax benefit	$—	$—	$—	*
Net loss	$(16,315)	$(40,017)	$23,702	(59)%

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	12	(57)	69	(121)%
Foreign currency translation adjustment	59	(166)	225	(136)%
Comprehensive loss	$(16,244)	$(40,240)	$23,996	(60)%
* - Not meaningful
(1) The following table sets forth our revenue for disposables, systems, and service/other for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Disposables	$3,426	$3,211
Systems	—	—
Service/Other	744	470
Total revenue	$4,170	$3,681

The following table provides revenue by geographic location for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
United States	$2,248	$2,023
Outside the United States	1,922	1,658
Total revenue	$4,170	$3,681
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cost of products sold	$74	$226
Research and development	346	514
Selling, general and administrative	1,484	2,292
Total stock-based compensation	$1,904	$3,032
Revenue
Revenue was $4.2 million for the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022. This increase of $0.5 million, or 13%, was primarily attributable to an increase in the volume of disposable sales outside of the U.S. and sales from left-heart access products through our partner Medtronic.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $6.8 million for the three months ended March 31, 2023, compared to $6.9 million for the three months ended March 31, 2022. This decrease of $0.1 million, or 2%, was primarily attributable to improvements in manufacturing efficiencies. Gross margin was negative 63% for the three months ended March 31, 2023, and negative 89% for the three months ended March 31, 2022.
Research and Development Expenses
Research and development expenses were $6.1 million for the three months ended March 31, 2023, compared to $8.0 million for the three months ended March 31, 2022. This decrease of $1.9 million, or 24%, was primarily attributable to the decrease in project related spend and compensation and related costs as a result of an organizational realignment and reduction in workforce completed in 2022.
Selling, General and Administrative Expenses
SG&A expenses were $9.6 million for the three months ended March 31, 2023, as compared to $14.4 million for the three months ended March 31, 2022. This decrease of $4.8 million, or 34%, was primarily attributable to a decrease in compensation and related costs as a result of the reduction in workforce completed in 2022.
Goodwill Impairment
Goodwill impairment expense was $12.0 million for the three months ended March 31, 2022, which consisted of a full impairment of our goodwill balance.
Restructuring
Restructuring expenses were less than $0.1 million for the three months ended March 31, 2023, as compared to $0.9 million for the three months ended March 31, 2022. This decrease of $0.9 million is entirely due to the reduction in workforce which was completed in 2022.

Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2023 and 2022, we recorded an increase of $0.2 million and less than $0.1 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The increase in change in fair value recorded during the three months ended March 31, 2023 was primarily attributable to an increase in the expected term of the contingent considerations.
Gain on Sale of Business
During the three months ended March 31, 2023, the Company recognized an estimated gain on sale of $1.2 million related to Medtronic's left-heart access net sales earn-outs.
Change in Fair Value of Warrant Liability
For the three months ended March 31, 2023 the fair value decreased by $1.4 million. The change in fair value of the warrants is primarily due to a reduction of the Company's share price as of March 31, 2023.
Other Income (Expense), Net
Other income, net was $1.0 million for the three months ended March 31, 2023, compared to other expense, net of $1.4 million for the three months ended March 31, 2022. This increase of $2.4 million was primarily attributable to a decrease in warrant fair value of $1.4 million, an increase in interest income of $0.8 million, and lower interest expense of $0.1 million.
Liquidity, Capital Resources, and Going Concern
We have limited revenue, have incurred significant operating losses and negative cash flows from operations since our inception, and anticipate that we will incur significant losses for at least the next several years. As of March 31, 2023, and December 31, 2022, we had cash, cash equivalents, restricted cash and marketable securities of $76.7 million and $76.2 million, respectively. For the three months ended March 31, 2023 and 2022, net losses were $16.3 million and $40.0 million, respectively, and net cash used in operating activities was $16.5 million and $27.6 million, respectively. As of March 31, 2023, and December 31, 2022, we had an accumulated deficit of $534.6 million and $518.3 million, respectively, and working capital of $84.7 million and $98.0 million, respectively.
Since raising $166.3 million from our initial public offering in August 2020, we have issued additional shares of common stock. From time to time, our Board of Directors authorizes the issuance of common stock for our stock-based compensation plans and for our ESPP. Additionally, in July 2021, we issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter’s exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. We received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, we received proceeds of $82.7 million.

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
•Medtronic’s success in selling Products following the achievement of the OEM Earnout;
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
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include a potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020, and an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned to date. No payments were made to Rhythm Xience during the three months ended March 31, 2023. In addition, pursuant to a license agreement with Biotronik, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of March 31, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters. We also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates. In addition, our recent corporate restructuring is intended to reduce our operating expenses and optimize our cash resources. Based on the timing of notifications under the WARN Act, we started realizing the benefits of our restructuring plan beginning late in the first quarter of 2022; however, there can be no assurance that we will realize the benefits of the restructuring on the anticipated timeline, or at all.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Going concern matters are more fully discussed in Note 1, “Organization and Description of Business – Liquidity, Capital Resources and Going Concern” of our condensed consolidated financial statements.

Debt Obligations
On June 30, 2022, we entered into the 2022 Credit Agreement with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. The 2022 Credit Agreement provided us with a term loan facility in an aggregate principal amount of $35.0 million. The 2022 Credit Agreement bears interest at the one-month adjusted term Secured Overnight Financing Rate, with a floor of 2.50% per annum, plus 9.00% per annum. The principal amount of the term loan will be paid in installments with the final principal payment due on June 30, 2027. The 2022 Credit Agreement can be prepaid but is subject to prepayment penalties. The 2022 Credit Agreement provides for final payment fees of an additional $1.8 million that are due upon prepayment, on the maturity date or upon acceleration. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the 2019 Credit Agreement and to pay related fees and expenses and for working capital purposes.
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
In connection with entering into the 2022 Credit Agreement, we entered into the 2022 Warrant Purchase Agreement with Deerfield, pursuant to which we issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of our common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years following the issuance thereof.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(16,515)	$(27,609)
Net cash provided by investing activities	15,249	15,999
Net cash used in financing activities	(213)	(42)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(100)
Net change in cash, cash equivalents and restricted cash	$(1,471)	$(11,752)
Operating Activities
During the three months ended March 31, 2023, operating activities used $16.5 million of cash, an decrease of $11.1 million from the three months ended March 31, 2022. This increase was attributable to favorable changes in operating assets and liabilities of $4.3 million and lower net losses of $23.7 million, offset by a decrease in non-cash items and reclasses of $16.9 million. The favorable changes in operating assets and liabilities was primarily due to the $2.1 million Employee Retention Credit receivable refunded in March 2023. The changes in non-cash items and reclasses compared to the prior period were primarily due to the gain on sale of business of $1.2 million, reduced stock-based compensation expense of $1.1 million, and a decrease in the change in fair value of contingent consideration of $1.4 million in the current period, offset by the goodwill impairment charge of $12.0 million recognized during the three months ended March 31, 2022.
Investing Activities
During the three months ended March 31, 2023, investing activities provided $15.2 million of cash, a decrease of $0.8 million from the three months ended March 31, 2022. This decrease was attributable to an increase in purchases of marketable securities of $28.0 million compared to the prior period and a decrease in the sales of marketable securities of $2.5 million compared to the prior period. This decrease was offset by the $17.0 million Transfer Earnout payment received from Medtronic in January 2023, an increase in the maturities of marketable securities of $11.9 million compared to the prior period and a decrease in purchase of property and equipment of $0.9 million compared to the prior period.

Financing Activities
During the three months ended March 31, 2023, financing activities used $0.2 million of cash, an increase of $0.2 million from the three months ended March 31, 2022. This increase is primarily attributable to a 100% decrease in proceeds from the 2020 ESPP compared to the prior period because the Company amended its ESPP offering periods for those beginning after the January 31, 2022 purchase. As a result, the first purchase date of 2023 will occur on May 14, 2023.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice.
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in earn-out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned to date. No payments were made to Rhythm Xience during the three months ended March 31, 2023. In addition, pursuant to a license agreement with Biotronik, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of March 31, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters.
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
During the three months ended March 31, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023.
Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
With respect to the quarter ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Recent Sales of Unregistered Securities.
On June 30, 2022, in connection with entering into the 2022 Credit Agreement, we entered into the 2022 Warrant Purchase Agreement with the lenders under the 2022 Credit Agreement (the “Lenders”), pursuant to which we issued to the Lenders warrants to purchase up to an aggregate 3,779,018 shares (the “2022 Warrant Shares”) of our common stock, par value $0.001 per share, at an exercise price of $1.1114 per 2022 Warrant Share for a period of eight years following the issuance thereof, on and subject to the terms and conditions set forth in the warrants evidencing such rights.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39430	3.1	August 10, 2020
3.2	Amended and Restated Bylaws	8-K	001-39430	3.2	August 10, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021
10.1+	Employment Agreement by and between Acutus Medical, Inc. and Tom Sohn, dated August 5, 2020					X
10.2+	Employment Agreement by and between Acutus Medical, Inc. and Charlie Piscitello, dated August 5, 2020					X
10.3+	Employment Agreement by and between Acutus Medical, Inc. and Kevin Matthews, dated May 1, 2022					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc. (Registrant)

Date: May 11, 2023	By:	/s/ David H. Roman
David H. Roman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Takeo Mukai
Takeo Mukai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)