Form 10-Q
period 2023-06-30
Acutus Medical, Inc.
filed 2023-08-07
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 2, 2023
Common Stock, $0.001 par value	29,259,086

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,055	$25,584
Marketable securities, short-term	31,461	44,863
Restricted cash, short-term	7,002	5,764
Accounts receivable	7,670	21,085
Inventory	15,671	13,327
Employer retention credit receivable	—	4,703
Prepaid expenses and other current assets	2,444	2,541
Total current assets	87,303	117,867

Property and equipment, net	7,245	9,221
Right-of-use assets, net	3,533	3,872
Intangible assets, net	1,483	1,583
Other assets	731	897
Total assets	$100,295	$133,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,492	$4,721
Accrued liabilities	9,759	9,686
Contingent consideration, short-term	—	1,800
Operating lease liabilities, short-term	466	319
Warrant liability	2,504	3,346
Total current liabilities	18,221	19,872

Operating lease liabilities, long-term	3,679	4,103
Long-term debt	34,634	34,434
Other long-term liabilities	20	12
Total liabilities	56,554	58,421

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 29,206,570 and 28,554,656 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	597,578	594,173
Accumulated deficit	(552,975)	(518,314)
Accumulated other comprehensive loss	(891)	(869)
Total stockholders' equity	43,741	75,019
Total liabilities and stockholders' equity	$100,295	$133,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$5,289	$4,076	$9,458	$7,757
Cost of products sold	8,063	9,697	$14,852	$16,638
Gross profit	(2,774)	(5,621)	$(5,394)	$(8,881)

Operating expenses (income):
Research and development	6,799	7,935	12,916	15,938
Selling, general and administrative	9,284	14,143	18,849	28,528
Goodwill impairment	—	—	—	12,026
Restructuring	463	—	475	949
Change in fair value of contingent consideration	(77)	948	123	955
Gain on sale of business	(2,072)	(43,575)	(3,279)	(43,575)
Total operating expenses (income)	14,397	(20,549)	29,084	14,821
Income (loss) from operations	(17,171)	14,928	(34,478)	(23,702)

Other income (expense):
Loss on debt extinguishment	—	(7,947)	—	(7,947)
Change in fair value of warrant liability	(604)	—	842	—
Interest income	824	27	1,676	51
Interest expense	(1,395)	(1,290)	(2,701)	(2,701)
Total other expense, net	(1,175)	(9,210)	(183)	(10,597)
(Loss) income before income taxes	(18,346)	5,718	(34,661)	(34,299)
Income tax benefit	—	—	—	—
Net (loss) income	$(18,346)	$5,718	$(34,661)	$(34,299)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(8)	18	4	(39)
Foreign currency translation adjustment	(85)	(387)	(26)	(553)
Comprehensive income (loss)	$(18,439)	$5,349	$(34,683)	$(34,891)

Basic net income (loss) per common share	$(0.63)	$0.16	$(1.20)	$(1.22)
Diluted net income (loss) per common share	$(0.63)	$0.16	$(1.20)	$(1.22)

Basic weighted average shares outstanding	29,039,732	28,339,362	28,902,808	28,229,338
Diluted weighted average shares outstanding	29,039,732	28,349,429	28,902,808	28,229,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	6,666	$—	28,894,080	$29	$595,864	$(534,629)	$(798)	$60,466
Unrealized loss on marketable securities	—	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	(85)	(85)
Stock-based compensation	—	—	267,328	—	1,689	—	—	1,689
Employee stock purchase plan shares issued	—	—	45,162	—	25	—	—	25
Net loss	—	—	—	—	—	(18,346)	—	(18,346)
Balance as of June 30, 2023 (unaudited)	6,666	$—	29,206,570	$29	$597,578	$(552,975)	$(891)	$43,741
For the Three Months Ended June 30, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	6,666	$—	28,279,065	$28	$587,889	$(518,715)	$(440)	$68,762
Unrealized gain on marketable securities	—	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	—	(387)	(387)
Stock-based compensation	—	—	70,135	—	2,540	—	—	2,540
Net income	—	—	—	—	—	5,718	—	5,718
Balance as of June 30, 2022 (unaudited)	6,666	$—	28,349,200	$28	$590,429	$(512,997)	$(809)	$76,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized gain on marketable securities	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Stock option exercises	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	603,534	—	3,376	—	—	3,376
Employee stock purchase plan shares issued	—	—	45,162	—	25	—	—	25
Net loss	—	—	—	—	—	(34,661)	—	(34,661)
Balance as of June 30, 2023 (unaudited)	6,666	$—	29,206,570	$29	$597,578	$(552,975)	$(891)	$43,741
For the Six Months Ended June 30, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726
Unrealized loss on marketable securities	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(553)	(553)
Stock option exercises	—	—	35,478	—	66	—	—	66
Stock-based compensation	—	—	262,273	—	5,568	—	—	5,568
Employee stock purchase plan shares issued	—	—	94,226	—	182	—	—	182
Net loss	—	—	—	—	—	(34,299)	—	(34,299)
Balance as of June 30, 2022 (unaudited)	6,666	$—	28,349,200	$28	$590,429	$(512,997)	$(809)	$76,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(34,661)	$(34,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,473	3,145
AcQMap Systems converted to sales	238	110
Sales-type lease gain	(310)	(57)
Amortization of intangible assets	100	320
Non-cash stock-based compensation expense	3,639	5,613
(Accretion of discounts) amortization of premiums on marketable securities, net	(1,037)	264
Amortization of debt issuance costs	212	641
Amortization of operating lease right-of-use assets	339	321
Loss on debt extinguishment	—	7,947
Goodwill impairment	—	12,026
Gain on sale of business, net	(3,279)	(43,575)
Direct costs paid related to sale of business	—	(2,488)
Change in fair value of warrant liability	(842)	—
Loss on disposal of property and equipment	277	—
Change in fair value of contingent consideration	123	955
Changes in operating assets and liabilities:
Accounts receivable	(204)	1,037
Inventory	(2,344)	1,101
Employer retention credit receivable	4,703	—
Prepaid expenses and other current assets	432	(3,592)
Other assets	452	223
Accounts payable	824	236
Accrued liabilities	(1,963)	(386)
Operating lease liabilities	(277)	(203)
Other long-term liabilities	8	(45)
Net cash used in operating activities	(31,097)	(50,706)

Cash flows from investing activities
Proceeds from sale of business	17,000	50,000
Purchases of available-for-sale marketable securities	(33,880)	—
Sales of available-for-sale marketable securities	—	13,099
Maturities of available-for-sale marketable securities	48,250	27,787
Purchases of property and equipment	(984)	(1,718)
Net cash provided by investing activities	30,386	89,168

Cash flows from financing activities
Repayment of debt	—	(44,550)
Penalty fees paid for early prepayment of debt	—	(1,074)
Borrowing under new debt	—	35,000
Payment of debt issuance costs	—	(624)
Proceeds from the exercise of stock options	4	66
Repurchase of common shares to pay employee withholding taxes	(263)	(45)
Proceeds from employee stock purchase plan	25	182
Payment of contingent consideration	—	(598)
Net cash used in financing activities	(234)	(11,643)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(346)	(323)

Net change in cash, cash equivalents and restricted cash	(1,291)	26,496
Cash, cash equivalents and restricted cash, at the beginning of the period	31,348	24,221
Cash, cash equivalents and restricted cash, at the end of the period	$30,057	$50,717

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,458	$2,073

Supplemental disclosure of noncash investing and financing activities:
Accounts receivable from sale of business	$3,381	$—
Change in unrealized (gain) loss on marketable securities	$(4)	$39
Change in unpaid purchases of property and equipment	$(54)	$42
Contingent consideration escrow release	$—	$157
Net book value on AcQMap system sales-type leases	$238	$110
Amount of debt proceeds allocated to warrant liability	$—	$3,379
Unpaid transaction costs from sale of business	$—	$429
Unpaid debt issuance costs	$—	$177
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
Liquidity, Capital Resources and Going Concern
The Company has limited revenue, has incurred significant operating losses and negative cash flows from operations since its inception, and anticipates that it will incur significant losses for at least the next several years. As of June 30, 2023 and December 31, 2022, the Company had cash, cash equivalents, restricted cash and marketable securities of $61.5 million and $76.2 million, respectively. For the six months ended June 30, 2023 and 2022, net losses were $34.7 million and $34.3 million, respectively, and net cash used in operating activities was $31.1 million and $50.7 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $553.0 million and $518.3 million, respectively, and working capital of $69.1 million and $98.0 million, respectively.

Since raising $166.3 million from its initial public offering ("IPO") in August 2020, the Company has issued additional shares of common stock. From time to time, the Company's Board of Directors issues common stock for its stock-based compensation plans and for its ESPP. Additionally, in July 2021, the Company issued 6,325,000 shares of common stock in a public offering, which included 825,000 shares of common stock issued upon the underwriter’s exercise in full of an option to purchase additional shares of common stock. The price to the public for each share was $14.00. The Company received gross proceeds of $88.6 million from the offering. Net of underwriting discounts and commission and other offering expenses, the Company received proceeds of $82.7 million.

On June 30, 2022, Medtronic, Inc. (“Medtronic”) paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. The OEM Earnout (as defined in Note 3 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 3 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the left-heart access products after the Company's achievement of the OEM Earnout (as defined in Note 3 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the left-heart access products achieved by Medtronic each year over four years. During the six months ended June 30, 2023, the Company earned $3.4 million in contingent consideration based on Medtronic's left-heart access products sales.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of June 30, 2023 and December 31, 2022, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met.
The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total balances as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$23,055	$25,584
Restricted cash	7,002	5,764
Total cash, cash equivalents and restricted cash	$30,057	$31,348
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
Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive income (loss), and as a component of stockholders’ equity until their disposition or maturity. See “Fair Value Measurements” below. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investor’s financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.
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
The delivery of disposable products are performance obligations satisfied at a point in time. The disposable products are shipped Free on Board (“FOB”) shipping point or FOB destination. For disposable products that are shipped FOB shipping point, the customer has the significant risks and rewards of ownership and legal title to the assets when the disposable products leave the Company’s shipping facilities, at which point the customer obtains control and thus revenue is recognized at that point in time. Revenue is recognized on delivery for disposable products shipped via FOB destination.

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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of June 30, 2023 and December 31, 2022.

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
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Disposables	$3,914	$3,334	$7,340	$6,545
Systems	691	346	691	346
Service/Other	684	396	1,427	866
Total revenue	$5,289	$4,076	$9,458	$7,757
The following table provides revenue by geographic location for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
United States	$3,125	$2,037	$5,373	$4,060
Outside the United States	2,164	2,039	4,085	3,697
Total revenue	$5,289	$4,076	$9,458	$7,757
Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $0.3 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of June 30, 2023 or December 31, 2022.

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

In addition, beginning in February 2023, following Medtronic's first commercial sale of the left-heart access products after the Company's achievement of the OEM Earnout (as defined in Note 3 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the left-heart access products achieved by Medtronic each year over four years. During the six months ended June 30, 2023, the Company earned $3.4 million in contingent consideration based on Medtronic's left-heart access products sales and recorded a receivable on the condensed consolidated balance sheets for the period then ended.

Accounts receivable recorded on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Trade accounts receivable	$4,289	$4,085
Earnouts receivable from Medtronic	3,381	17,000
Total accounts receivable	$7,670	$21,085

Employee Retention Credit Receivable
The Employee Retention Credit is a refundable U.S. tax credit separate from tax based on income for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. The Company applied for the tax credit in 2022 and as of June 30, 2023, the entire $6.8 million claimed tax credit has been refunded to the Company, of which $4.7 million was received during the six months ended June 30, 2023.
Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Intangible Assets
The Company’s intangible assets consist of a license agreement with Biotronik. The Company determines the appropriate useful life of its finite-lived intangible assets by performing an analysis of expected cash flows of the acquired assets. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. Acquired in-process technology is classified as a finite-lived intangible and amortized accordingly. Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying value.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and six months ended June 30, 2023 and 2022, the Company determined that there was no impairment of property and equipment or intangible assets.
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
Lease Property
The Company leases office space in Carlsbad, California as its corporate headquarters and for manufacturing operations. Additionally, it leases office space in Zaventem, Belgium for international operations. The Company accounts for its lease property under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheets as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, which is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components. The Company adopted the policy election to exclude short-term leases having initial terms of twelve months from the initial recognition provisions of ASC 842. See Note 11 - Operating Leases for additional details.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023 and December 31, 2022, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements as of June 30, 2023
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$20,196	$—	$—	$20,196
Marketable securities at fair value
U.S. treasury securities	—	10,942	—	10,942
Commercial paper	—	19,265	—	19,265
Yankee debt securities	—	1,254	—	1,254
Total fair value	$20,196	$31,461	$—	$51,657

Liabilities included in:
Warrant liability	$—	$—	$2,504	$2,504
Total fair value	$—	$—	$2,504	$2,504

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$22,700	$—	$—	$22,700
Marketable securities at fair value
U.S. treasury securities	—	26,897	—	26,897
Commercial paper	—	14,764	—	14,764
Yankee debt securities	—	3,202	—	3,202
Total fair value	$22,700	$44,863	$—	$67,563

Liabilities included in:
Warrant liability	$—	$—	$3,346	$3,346
Contingent consideration	—	—	1,800	1,800
Total fair value	$—	$—	$5,146	$5,146

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
Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2023 (in thousands):

	Contingent Consideration	Warrant Liability
Balance, December 31, 2022	$1,800	$3,346
Change in fair value	123	(842)
Accrued final contingent consideration payment(1)	$(1,923)	$—
Balance, June 30, 2023 (unaudited)	$—	$2,504
(1)     The earn-out period under the Rhythm Xience, Inc. ("Rhythm Xience") acquisition agreement concluded on June 19, 2023. The Company recorded the final contingent consideration payment owed to Rhythm Xience as an accrued liability on the condensed consolidated balance sheet as of June 30, 2023 (see Note 9 - Accrued Liabilities).

As of June 30, 2023, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.6625 per warrant as of June 30, 2023 and the significant inputs used in the estimation of the fair value were as follows:

June 30, 2023
(unaudited)
Risk-free interest rate	3.97%
Expected term in years	7.0
Expected volatility	85.0%

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

Warrant Liability
The Company accounts for certain common stock warrants outstanding as a liability at fair value, determined using the Black-Scholes option pricing model, on the consolidated balance sheets in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The liability is subject to re-measurement at each reporting period and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive income (loss). See Note 13—Warrants for additional details.
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

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. During the six months ended June 30, 2023, $3.4 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of June 30, 2023.

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

The Company recorded the following amounts for the six months ended June 30, 2023, resulting in a net gain of $3.3 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

Six Months Ended June 30, 2023
(unaudited)
Percentage of Product Net Sales Earnout accrued as of June 30, 2023	$3,381
Transaction costs	(102)
Gain on sale of business, net	$3,279

The net gain on sale will be adjusted in future periods by the contingent consideration, based on the achievement of the predetermined milestones mentioned above. The sale was accounted for as a derecognition of a group of assets that is a business pursuant to ASC 810 - Consolidation, with the resulting gain classified as operating income within loss from operations on the condensed consolidated statements of operations and comprehensive income (loss). The sale did not represent a strategic shift having a major effect on the Company's operations and financial results and, consequently, did not qualify as a discontinued operation.
Note 4—Marketable Securities
Marketable securities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$10,943	$1	$(2)	$10,942
Commercial paper	19,265	—	—	19,265
Yankee debt securities	1,256	—	(2)	1,254
Total available-for-sale securities - short-term	31,464	1	(4)	31,461
Total available-for-sale securities	$31,464	$1	$(4)	$31,461

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$26,906	$3	$(12)	$26,897
Commercial paper	3,200	2	—	3,202
Yankee debt securities	14,764	—	—	14,764
Total available-for-sale securities - short-term	44,870	5	(12)	44,863
Total available-for-sale securities	$44,870	$5	$(12)	$44,863
As of June 30, 2023, the Company’s available-for-sale securities classified as short-term of $31.5 million mature in 1 year or less and there were none held long-term. As of December 31, 2022, the Company’s available-for-sale securities classified as short-term of $44.9 million mature in 1 year or less and there were none held long-term.

Note 5—Inventory
Inventory as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$10,452	$9,179
Work in process	2,189	2,025
Finished goods	3,030	2,123
Total inventory	$15,671	$13,327
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as leases receivable, at the commencement of embedded sales-type leases within its deferred equipment agreements. Lease revenue related to sales-type leases was $0.5 million and $0.2 million for both the three and six months ended June 30, 2023 and 2022, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the condensed consolidated statements of operations and comprehensive income (loss).
As of June 30, 2023 and December 31, 2022, a balance of $0.8 million and $0.6 million, respectively, for short-term leases receivable is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets, and a balance of $0.3 million and $0.5 million, respectively, for long-term leases receivable is recorded in other assets related to sales-type leases.
The following table is an estimation of maturities of customer sales-type lease receivables for each of the following years as of June 30, 2023 (in thousands):

Total Maturities
Six months ending December 31, 2023	$414
Year ending December 31, 2024	524
Year ending December 31, 2025	194
Total maturities of customer sales-type leases	$1,132
Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Medical diagnostic equipment	$15,289	$14,826
Furniture and fixtures	452	432
Office equipment	1,561	1,556
Laboratory equipment and software	5,226	5,148
Leasehold improvements	608	580
Construction in process	1,691	2,166
Total property and equipment	24,827	24,708
Less: accumulated depreciation	(17,582)	(15,487)
Property and equipment, net	$7,245	$9,221

Property and equipment includes certain medical diagnostic equipment and AcQMap Systems located at customer premises. The Company retains ownership of the equipment and has the right to remove the equipment if it is not being used according to expectations. The Company records the cost of equipment to cost of sales on the condensed consolidated statements of operations and comprehensive income (loss) when it is subsequently sold or the Company enters into a sales-type lease agreement. See Note 6 - Lessor Sales-Type Leases for additional details.
Depreciation expense was $1.2 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.
Note 8—Intangible Assets
The following table presents intangible assets activity for the six months ended June 30, 2023 (in thousands):

Intangible Assets
Balance, December 31, 2022	$1,583
Amortization expense	(100)
Balance, June 30, 2023 (unaudited)	$1,483

Intangible Assets
The tables below present the details of intangible assets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Balance
					(unaudited)
Licensed intangibles	10.0	7.4	$2,000	$(517)	$1,483
Total intangible assets			$2,000	$(517)	$1,483

December 31, 2022	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Balance
Licensed intangibles	10.0	7.9	2,000	(417)	1,583
Total intangible assets			$2,000	$(417)	$1,583

The Company recorded amortization expense related to the above intangible assets of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents the future amortization expense associated with amortizable intangible assets as of June 30, 2023 (in thousands):

Total Amortization
Six months ending December 31, 2023	$100
Year ending December 31, 2024	200
Year ending December 31, 2025	200
Year ending December 31, 2026	200
Year ending December 31, 2027	200
Thereafter	583
Total future amortization	$1,483

Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Compensation and related expenses	$5,327	$6,919
Professional fees	261	126
Deferred revenue	342	326
Sales and use tax	304	639
Clinical studies	371	390
Clinician Council payable	240	216
Accrued royalties	234	159
Accrued restructuring	173	45
Accrued contingent consideration payment	1,923	—
Other	584	866
Total accrued liabilities	$9,759	$9,686
Note 10—Debt
Outstanding debt as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
2022 Credit Agreement(1)	$36,750	$36,776
Total outstanding debt, gross	36,750	36,776
Less: Unamortized debt discount and fees	(2,116)	(2,342)
Total outstanding debt, long-term	$34,634	$34,434
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
The 2022 Credit Agreement is secured by a first-priority perfected lien on and security interest in substantially all of the Company’s existing and after-acquired tangible and intangible assets, subject to certain exceptions noted therein.

The 2022 Credit Agreement is subject to certain customary affirmative covenants, representations and warranties and other terms and conditions. It also contains certain customary negative covenants, including, but not limited to, restrictions on the Company’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. As of and for the six months ended June 30, 2023, the Company was in compliance with all such covenants.
In addition, the 2022 Credit Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms.

In connection with entering into the 2022 Credit Agreement, the Company entered into a warrant purchase agreement (the "2022 Warrant Purchase Agreement") with Deerfield, pursuant to which the Company issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of the Company's common stock at an exercise price of $1.1114 per warrant share for a period of eight years following issuance (the "2022 Warrants").

The 2022 Warrants represent a freestanding financial instrument and are conditionally puttable at the holder’s option upon an event that is outside of the Company’s control. Therefore, the 2022 Warrants are classified as liability pursuant to ASC 480, Distinguishing Liabilities from Equity, initially and subsequently recognized at fair value, with changes in fair value recognized in the statements of operations and comprehensive loss. Refer to Fair Value Measurements in Note 2 - Summary of Significant Accounting Policies and Note 13 - Warrants for more information.
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
The following table summarizes quantitative information about the Company’s operating leases for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Operating cash flows from operating leases	$281	$365
Weighted average remaining lease term – operating leases (in years)	4.4	3.3
Weighted average discount rate – operating leases	6.9%	7.0%

The following table provides the components of the Company’s operating lease expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$252	$246	$503	$493
Variable lease cost	81	63	162	140
Total operating lease expense	$333	$309	$665	$633

As of June 30, 2023, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Six months ending December 31, 2023	$49
Year ending December 31, 2024	1,159
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Year ending December 31, 2027	1,221
Total	4,765
Less: present value discount	(620)
Operating lease liabilities	$4,145
Note 12—Commitments and Contingencies
The Company and certain of its current and former officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California on February 14, 2022 and March 23, 2022. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. The defendants thereafter filed a motion to dismiss. Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.
Note 13—Warrants
As of June 30, 2023 and December 31, 2022, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	June 30, 2023	December 31, 2022
			(unaudited)
Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the six months ended June 30, 2023.

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the condensed consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2023, a favorable fair value change of $0.8 million was recognized.

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
Common Stock
During the six months ended June 30, 2023 and 2022, stock options to acquire 3,218 shares and 35,478 shares, respectively, were exercised for shares of the Company's common stock with proceeds of less than $0.1 million and $0.1 million, respectively. Additionally in conjunction with the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), during the six months ended June 30, 2023 and 2022, 45,162 shares and 94,226 shares, respectively, of common stock were issued for consideration of less than $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company issued 603,534 shares and 262,273 shares, respectively, of common stock upon vesting of RSUs.
Note 15—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of June 30, 2023, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,758,412 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of June 30, 2023, 5,573,491 shares of common stock were authorized for issuance under the 2020 Plan, including 1,142,186 additional shares that were authorized on January 1, 2023. As of June 30, 2023, 1,515,992 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of June 30, 2023, 1,244,731 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.

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
The following assumptions were used to estimate the fair value of stock options for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,
	2023	2022
(unaudited)
Risk-free interest rate	3.91% - 4.27%	1.76% - 3.35%
Expected dividend yield	—	—
Expected term in years	5.5 - 5.6	5.5 - 6.0
Expected volatility	75% - 85%	75% - 90%
The Company's stock option activity for the six months ended June 30, 2023 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,898,821	$6.83	6.9	$79
Options granted	735,580	1.30
Options exercised	(3,218)	1.34		$1
Options forfeited	(269,868)	9.30
Outstanding as of June 30, 2023 (unaudited)	3,361,315	$5.43	4.9	$53
Options vested and exercisable as of June 30, 2023 (unaudited)	2,216,938	$7.49	3.1	$45
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.89 and $1.15 as of June 30, 2023 and December 31, 2022, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the six months ended June 30, 2023 was $0.88. As of June 30, 2023, the total unrecognized compensation related to unvested stock option awards granted was $3.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

Restricted Stock Units (RSUs)
The Company’s RSU activity for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2022	1,659,898	$4.17
Granted	1,795,520	1.33
Forfeited	(257,446)	5.26
Vested	(774,950)	2.53
Unvested as of June 30, 2023 (unaudited)	2,423,022	$2.47
As of June 30, 2023, there was $4.6 million of unrecognized compensation related to unvested RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
Employee Stock Purchase Plan
The 2020 ESPP permits individual employees to purchase shares of the Company’s common stock from amounts accumulated under payroll deductions. The 2020 ESPP became effective on August 5, 2020, wherein 645,105 shares of common stock were authorized. Additional shares of common stock are allocated to the 2020 ESPP by the determination of the Compensation Committee of the Company’s Board of Directors, in its sole discretion, and by evergreen provisions in the plan authorization. Automatically authorized in 2023 were 252,042 shares under the plan's evergreen provision. As of June 30, 2023, 669,017 shares are available for purchase under the Company's 2020 ESPP.
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
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Cost of products sold	$153	$225	$228	$451
Research and development	336	554	682	1,068
Selling, general and administrative	1,245	1,802	2,729	4,094
Total stock-based compensation	$1,734	$2,581	$3,639	$5,613

Note 16—Net Loss Per Common Share
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
Basic net income (loss) per share attributable to common stockholders is computed using net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders represents net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effects of any dilutive securities outstanding. Basic and diluted net loss per common share attributable to common stockholders are the same for the three and six months ended June 30, 2023 and the six months ended June 30, 2022, since the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to the Company's net loss.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders, as well as the calculation of basic and diluted weighted average number of common shares used to compute net income (loss) per share attributable to common stockholders (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income (loss)	$(18,346)	$5,718	$(34,661)	$(34,299)
Net income allocated to participating securities	—	(1,197)	—	—
Net income (loss) available to common stockholders	$(18,346)	$4,521	$(34,661)	$(34,299)

Basic weighted average number of shares outstanding	29,039,732	28,339,362	28,902,808	28,229,338
Dilutive effect of stock options	—	10,067	—	—
Diluted weighted average number of shares outstanding	29,039,732	28,349,429	28,902,808	28,229,338

Basic net income (loss) per common share	$(0.63)	$0.16	$(1.20)	$(1.22)
Diluted net income (loss) per common share	$(0.63)	$0.16	$(1.20)	$(1.22)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	6,665,841	6,665,841	6,665,841
Exercise of common stock warrants	4,576,505	4,576,505	4,576,505	4,576,505
Exercise of stock options	2,216,938	3,915,381	2,216,938	3,925,448
Vesting of RSUs and RSAs	2,423,022	1,767,655	2,423,022	1,767,655
Issuance of shares under 2020 ESPP	61,361	—	61,361	—
Total potentially dilutive securities	15,943,667	16,925,382	15,943,667	16,935,449

Note 17—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the three and six months ended June 30, 2023 and 2022.

Note 18—Related Party Transactions
Consulting Agreement
The Company has a consulting agreement with the chairman of the Company’s Board of Directors. The Company recorded less than $0.1 million of expense related to the agreement for both the three months ended June 30, 2023 and 2022, and less than $0.1 million and approximately $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

The liability for the loan balance related to the 2022 Credit Agreement and the 2019 Credit Agreement recorded on the Company's consolidated balance sheets was $34.4 million and $40.4 million as of December 31, 2022 and 2021, respectively. The Company recorded interest expense related to the debt on the consolidated statements of operations and comprehensive loss of $5.1 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively.

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
Note 19—Subsequent Events
On August 4, 2023, the Company and Deerfield entered into Amendment No. 1, dated August 4, 2023 (“Amendment No.1”) to the 2022 Credit Agreement. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash the Company is required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by the Company.

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
We were incorporated in the state of Delaware on March 25, 2011 and are headquartered in Carlsbad, California. Early versions of our AcQMap System and certain related accessory products have been used in the United States since May 2018 and Western Europe since July 2016 in a limited, pilot launch capacity, where our focus was on optimizing workflow and validating our value proposition. We fully commenced the launch of our commercial-grade console and software products in the first quarter of 2020. Critical to our launch and future market adoption are a series of strategic transactions, regulatory approvals, and clinical trial milestones including the following: ongoing development and expansion of our Bi-Lateral Distribution Agreements with Biotronik, Food and Drug Administration (the “FDA”) 510(k) clearance and CE Mark of our second-generation AcQMap console and SuperMap software suite; and the completion of enrollment in our U.S. clinical study for the AcQBlate Force Sensing Ablation Catheter and System.
In June 2022, we completed the First Closing of the sale of our left-heart access portfolio to Medtronic as described further below. On November 3, 2022, we announced our achievement of the OEM Earnout Conditions (as defined in the Asset Purchase Agreement) set forth in the Asset Purchase Agreement. Further on December 1, 2022, Medtronic qualified us as an OEM supplier, and accordingly, we manufacture the Products exclusively for Medtronic and will do so for a period of up to four years until such time that Medtronic transfers the Products to a dedicated manufacturing facility and becomes the manufacturer of record. Additionally, on December 21, 2022, we achieved a $17.0 million Transfer Earnout as set forth in the Asset Purchase Agreement. See Contingent Consideration Relating to Sale of Left-heart Access Portfolio, below.
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
For the six months ended June 30, 2023 and 2022, we generated revenue of $9.5 million and $7.8 million, respectively, of which 43% and 48%, respectively, was from customers located outside of the United States. Since our inception, we have generated significant losses. Our net loss was $34.7 million and $34.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $553.0 million and $518.3 million, respectively, and working capital of $69.1 million and $98.0 million, respectively.
Restructuring
In 2022, we completed an organizational workforce reduction and implemented additional cost reduction measures to reduce our operating expenses and optimize our cash resources. The restructuring was the result of a detailed review of our strategic priorities, the external environment, and cost structure and is intended to sharpen our focus and strengthen our financial position. As part of the restructuring, we intend to prioritize maximizing console utilization and procedure volume growth in targeted geographic regions, as well as a more focused scope of product development initiatives. In 2023, we continue to review and align company resources with our focused scope and strategic direction.
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
The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. During the six months ended June 30, 2023, $3.4 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of June 30, 2023.
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
Installed Base
Our mapping and therapy platform is enabled by our AcQMap console that we install at customer sites globally. We believe our installed base is a key driver of our business model, enabling utilization and disposable pull-through. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. We install our AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we place our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and seek to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Beginning in 2022, we started to remove and reposition low utilization AcQMap consoles, which has resulted in a decrease in installed base in the United States, but an increase outside of the United States. Our total installed base as of June 30, 2023 and 2022 is set forth in the table below:

	As of June 30,
	2023	2022
	(unaudited)
Acutus
U.S.	27	37
Outside the U.S.	51	38
Total Acutus net system placements	78	75
Procedure Volumes
Once an AcQMap console and workstation is established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system. Procedure volumes and the utilization of our AcQMap console will be the primary driver of our business over the long-term.
Our total procedure volumes for the three and six months ended June 30, 2023 and 2022 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Procedure volumes	584	481	1,035	948
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
Commercial Organization Size and Effectiveness
As of June 30, 2023, our commercial organization consisted of 47 individuals with substantial applicable medical device, sales and clinical experience, which is comprised of sales representatives, sales managers, mappers and marketing personnel. We intend to continue to make investments in our commercial organization in training, development, continuing education, and targeted increases in sales representatives, sales managers and mappers to help facilitate further adoption of our products among existing and new customer accounts. The effectiveness with which we manage our commercial organization, the speed at which newly hired personnel contribute to business performance, and the impact of turnover can impact our revenue growth or our costs incurred in anticipation of such growth.
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
Variability in Operating Results
In addition, we may experience meaningful variability in our yearly revenue and gross profit/loss as a result of a number of factors, including, but not limited to: inventory write-offs and write-downs; costs, benefits and timing of new product introductions; the availability and cost of components and raw materials; fluctuations in foreign currency exchange rates, inflation rates and interest rates; and our ability to realize the benefits of our recent corporate restructuring. We continue to take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology. These efforts may not be successful for various reasons, including the pace of inflation. Additionally, we may experience quarters in which our costs and operating expenses, in particular our research and development expenses, fluctuate depending on the stage and timing of product development.
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
For the six months ended June 30, 2023 and 2022, approximately 43% and 48%, respectively, of our sales were sold outside of the United States. Additionally, for the six months ended June 30, 2023 and 2022, approximately 20% and 23% of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold.
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
Restructuring Expenses
In 2022, we undertook an organizational workforce reduction and have implemented additional cost reduction measures. Our restructuring expenses consist of severance expenses related to employees affected by the organizational workforce reduction.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to our June 2019 acquisition of Rhythm Xience. The acquisition included potential earnout considerations based on the achievement of certain regulatory and revenue milestones. The value of such contingencies is estimated and recorded on the consolidated balance sheets and are adjusted to fair value each period with increases and decreases in the estimated fair value of the contingent consideration earn-out recognized in the condensed consolidated statements of operations and comprehensive income (loss). The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, no contingent consideration liability was recorded at fair value on the condensed consolidated balance sheet as of June 30, 2023.
Gain on Sale of Business
Gain on sale of business consists of the value of consideration received by us in excess of the book value of assets transferred to the buyer and net of direct selling costs. In 2022, we completed the First Closing of the sale of certain assets to Medtronic whereby the value received was in excess of the book value of the assets transferred, resulting in a recognized gain of $79.5 million. Gain on sale of business also consists of consideration contingent upon the satisfaction of certain contractual conditions. Associated with the sale and included in the above recognized gain, in 2022, we achieved both an OEM Earnout entitling us to $20.0 million and a Transfer Earnout entitling us to $17.0 million in contingent consideration.
Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of the Products, ranging from 100% in the first year to 50% in the fourth year. In 2023, we have recognized an estimated gain of $3.4 million related to the Net Sales Earnouts. Refer to Note 3 - Sale of Business for more information.
Other Income (Expense)
Change in Fair Value of Warrant Liability
Warrants meeting specific conditions are required to be recorded as liabilities at fair value on the condensed consolidated balance sheets. We issued warrants associated with various recorded transactions, some of which meet these specific conditions. The change in fair value of warrant liability recorded on our consolidated results of operations and comprehensive loss reflect changes in the fair value of these recorded liabilities.
Under the terms of our 2022 Credit Agreement effective June 30, 2022, we issued warrants meeting the conditions for treatment as a liability. The recorded fair value of the liability associated with such warrants is adjusted each reporting period with an entry to the condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 13 - Warrants for more information.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.
Interest Expense
Interest expense for the six months ended June 30, 2023 primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 10 - Debt for more information.

Results of Operations for the Three Months Ended June 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
	(unaudited)
Revenue(1)	$5,289	$4,076	$1,213	30%
Costs of products sold(2)	8,063	9,697	(1,634)	(17)%
Gross profit	(2,774)	(5,621)	2,847	(51)%

Operating expenses (income):
Research and development(2)	6,799	7,935	(1,136)	(14)%
Selling, general and administrative(2)	9,284	14,143	(4,859)	(34)%
Restructuring	463	—	463	100%
Change in fair value of contingent consideration	(77)	948	(1,025)	(108)%
Gain on sale of business	(2,072)	(43,575)	41,503	(95)%
Total operating expenses (income)	14,397	(20,549)	34,946	(170)%
Income (loss) from operations	(17,171)	14,928	(32,099)	(215)%

Other income (expense):
Loss on debt extinguishment	—	(7,947)	7,947	(100)%
Change in fair value of warrant liability	(604)	—	(604)	100%
Interest income	824	27	797	2952%
Interest expense	(1,395)	(1,290)	(105)	8%
Total other income (expense), net	(1,175)	(9,210)	8,035	(87)%
(Loss) income before income taxes	$(18,346)	$5,718	$(24,064)	(421)%
Income tax benefit	$—	$—	$—	*
Net (loss) income	$(18,346)	$5,718	$(24,064)	(421)%

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(8)	18	(26)	(144)%
Foreign currency translation adjustment	(85)	(387)	302	(78)%
Comprehensive income (loss)	$(18,439)	$5,349	$(23,788)	(445)%
* - Not meaningful
(1) The following table sets forth our revenue for disposables, systems, and service/other for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Disposables	$3,914	$3,334
Systems	691	346
Service/Other	684	396
Total revenue	$5,289	$4,076

The following table provides revenue by geographic location for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
	(unaudited)
United States	$3,125	$2,037
Outside the United States	2,164	2,039
Total revenue	$5,289	$4,076
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Cost of products sold	$153	$225
Research and development	336	554
Selling, general and administrative	1,245	1,802
Total stock-based compensation	$1,734	$2,581
Revenue
Revenue was $5.3 million for the three months ended June 30, 2023, compared to $4.1 million for the three months ended June 30, 2022. This increase of $1.2 million, or 30%, was primarily attributable to an increase in the volume of disposable sales and sales from left-heart access products through our partner Medtronic, as well as an increase of $0.3 million in both service/other and capital revenue.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $8.1 million for the three months ended June 30, 2023, compared to $9.7 million for the three months ended June 30, 2022. This decrease of $1.6 million, or 17%, was primarily attributable to improvements in manufacturing efficiencies. Gross margin was negative 52% for the three months ended June 30, 2023, compared to negative 138% for the three months ended June 30, 2022.
Research and Development Expenses
Research and development expenses were $6.8 million for the three months ended June 30, 2023, compared to $7.9 million for the three months ended June 30, 2022. This decrease of $1.1 million, or 14%, was primarily attributable to the decrease in project related spend and compensation and related costs as a result of an organizational realignment and reduction in workforce completed in 2022.
Selling, General and Administrative Expenses
SG&A expenses were $9.3 million for the three months ended June 30, 2023, as compared to $14.1 million for the three months ended June 30, 2022. This decrease of $4.9 million, or 34%, was primarily attributable to a decrease in compensation and related costs as a result of the reduction in workforce completed in 2022.
Restructuring
Restructuring expenses were $0.5 million for the three months ended June 30, 2023 and consisted of severance expenses for employees affected by an organizational workforce reduction that was made to align resources with the Company's current strategic direction.
Change in Fair Value of Contingent Consideration
For the three months ended June 30, 2023 and 2022, we recorded a decrease of less than $0.1 million and an increase of $0.9 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earn-out period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, the change in fair value of less than $0.1 million recorded in the current period was an adjustment to align the earn-out liability to the final consideration owed.
Gain on Sale of Business
A $43.6 million gain on sale was recognized during the three months ended June 30, 2022 upon the First Closing of the asset sale to Medtronic. During the three months ended June 30, 2023, the Company recognized an estimated gain on sale of $2.1 million related to Medtronic's left-heart access net sales earnouts.
Change in Fair Value of Warrant Liability
For the three months ended June 30, 2023 the fair value increased by $0.6 million. The change in fair value of the warrants is primarily due to an increase of the Company's share price as of June 30, 2023.
Other Expense, Net
Other expense, net was $1.2 million for the three months ended June 30, 2023, compared to $9.2 million for the three months ended June 30, 2022. This decrease of $8.0 million was primarily attributable to a $7.9 million loss on debt extinguishment recognized during the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
	(unaudited)
Revenue(1)	$9,458	$7,757	$1,701	22%
Costs of products sold(2)	14,852	16,638	(1,786)	(11)%
Gross profit	(5,394)	(8,881)	3,487	(39)%

Operating expenses (income):
Research and development(2)	12,916	15,938	(3,022)	(19)%
Selling, general and administrative(2)	18,849	28,528	(9,679)	(34)%
Goodwill impairment	—	12,026	(12,026)	(100)%
Restructuring	475	949	(474)	(50)%
Change in fair value of contingent consideration	123	955	(832)	(87)%
Gain on sale of business	(3,279)	(43,575)	40,296	(92)%
Total operating expenses (income)	29,084	14,821	14,263	96%
Loss from operations	(34,478)	(23,702)	(10,776)	45%

Other income (expense):
Loss on debt extinguishment	—	(7,947)	7,947	(100)%
Change in fair value of warrant liability	842	—	842	100%
Interest income	1,676	51	1,625	3186%
Interest expense	(2,701)	(2,701)	—	—%
Total other expense, net	(183)	(10,597)	10,414	(98)%
(Loss) income before income taxes	$(34,661)	$(34,299)	$(362)	1%
Income tax benefit	$—	$—	$—	*
Net (loss) income	$(34,661)	$(34,299)	$(362)	1%

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	4	(39)	43	(110)%
Foreign currency translation adjustment	(26)	(553)	527	(95)%
Comprehensive loss	$(34,683)	$(34,891)	$208	(1)%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Disposables	$7,340	$6,545
Systems	691	346
Service/Other	1,427	866
Total revenue	$9,458	$7,757

The following table provides revenue by geographic location for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
	(unaudited)
United States	$5,373	$4,060
Outside the United States	4,085	3,697
Total revenue	$9,458	$7,757
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Cost of products sold	$228	$451
Research and development	682	1,068
Selling, general and administrative	2,729	4,094
Total stock-based compensation	$3,639	$5,613
Revenue
Revenue was $9.5 million for the six months ended June 30, 2023, compared to $7.8 million for the six months ended June 30, 2022. This increase of $1.7 million, or 22%, was primarily attributable to an increase in the volume of disposable sales, in alignment with increased procedure volumes, and increased sales from left-heart access products through our partner Medtronic, as well as an increase of $0.6 million in service/other revenue and an increase of $0.3 million in capital revenue.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $14.9 million for the six months ended June 30, 2023, compared to $16.6 million for the six months ended June 30, 2022. This decrease of $1.8 million, or 11%, was primarily attributable to improvements in manufacturing efficiencies. Gross margin was negative 57% for the six months ended June 30, 2023, compared to negative 114% for the six months ended June 30, 2022.
Research and Development Expenses
Research and development expenses were $12.9 million for the six months ended June 30, 2023, compared to $15.9 million for the six months ended June 30, 2022. This decrease of $3.0 million, or 19%, was primarily attributable to the decrease in project related spend and compensation and related costs as a result of an organizational realignment and reduction in workforce completed in 2022.
Selling, General and Administrative Expenses
SG&A expenses were $18.8 million for the six months ended June 30, 2023, as compared to $28.5 million for the six months ended June 30, 2022. This decrease of $9.7 million, or 34%, was primarily attributable to a decrease in professional fees and compensation and related costs as a result of the reduction in workforce completed in 2022.
Goodwill Impairment
Goodwill impairment expense was $12.0 million for the six months ended June 30, 2022, which consisted of a full impairment of our goodwill balance.
Restructuring
Restructuring expenses were $0.5 million for the six months ended June 30, 2023, compared to $0.9 million for the six months ended June 30, 2022. This decrease of $0.5 million, or 50%, was primarily attributable to the organizational reduction in workforce that occurred in early 2022.
Change in Fair Value of Contingent Consideration

For the six months ended June 30, 2023 and 2022, we recorded a decrease of $0.1 million and $1.0 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earn-out period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, the change in fair value recorded in the current period included an adjustment to align the earn-out liability to the final consideration owed.
Gain on Sale of Business
A $43.6 million gain on sale was recognized during the six months ended June 30, 2022 upon the First Closing of the asset sale to Medtronic. During the six months ended June 30, 2023, the Company recognized an estimated gain on sale of $3.3 million related to Medtronic's left-heart access net sales earnouts.
Change in Fair Value of Warrant Liability
For the six months ended June 30, 2023 the fair value increased by $0.8 million. The change in fair value of the warrants is primarily due to an increase of the Company's share price as of June 30, 2023.
Other Expense, Net
Other expense, net was $0.2 million for the six months ended June 30, 2023, compared to $10.6 million for the six months ended June 30, 2022. This decrease of $10.4 million was primarily attributable to a $7.9 million loss on debt extinguishment recognized during the six months ended June 30, 2022 as well as an increase in interest income earned from investments of $1.6 million during the six months ended June 30, 2023.
Liquidity, Capital Resources, and Going Concern
We have limited revenue, have incurred significant operating losses and negative cash flows from operations since our inception, and anticipate that we will incur significant losses for at least the next several years. As of June 30, 2023, and December 31, 2022, we had cash, cash equivalents, restricted cash and marketable securities of $61.5 million and $76.2 million, respectively. For the six months ended June 30, 2023 and 2022, net losses were $34.7 million and $34.3 million, respectively, and net cash used in operating activities was $31.1 million and $50.7 million, respectively. As of June 30, 2023, and December 31, 2022, we had an accumulated deficit of $553.0 million and $518.3 million, respectively, and working capital of $69.1 million and $98.0 million, respectively.
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
•debt service requirements; and
•the extent to which we acquire or invest in businesses, products or technologies.
Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we have acquired, and may in the future seek to acquire or invest in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include a potential $17.0 million in earn out consideration to be paid based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020, and an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. No payments were made to Rhythm Xience during the six months ended June 30, 2023. However, the final earnout payment under the agreement, totaling $1.9 million, was made to Rhythm Xience in July 2023. In addition, pursuant to a license agreement with Biotronik, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of June 30, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters. We also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates. In addition, our recent corporate restructuring is intended to reduce our operating expenses and optimize our cash resources. Based on the timing of notifications under the WARN Act, we started realizing the benefits of our restructuring plan beginning late in the first quarter of 2022; however, there can be no assurance that we will realize the benefits of the restructuring on the anticipated timeline, or at all.
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
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(31,097)	$(50,706)
Net cash provided by investing activities	30,386	89,168
Net cash used in financing activities	(234)	(11,643)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(346)	(323)
Net change in cash, cash equivalents and restricted cash	$(1,291)	$26,496
Operating Activities
During the six months ended June 30, 2023, operating activities used $31.1 million of cash, a decrease of $19.6 million from the six months ended June 30, 2022. This decrease was attributable to favorable changes in operating assets and liabilities of $3.3 million and non-cash items and reclasses of $16.7 million. The favorable change in operating assets and liabilities was primarily due to the $4.7 million Employee Retention Credit receivable refunded during the six months ended June 30, 2023, partially offset by an increase in inventory purchases of $3.4 million to meet customer demand and other changes in working capital. The changes in non-cash items and reclasses compared to the prior period were primarily due to the change in gain on sale of business of $40.3 million, offset by reduced stock-based compensation expense of $2.0 million, increased accretion of discounts on marketable securities of $1.3 million, and the goodwill impairment charge of $12.0 million and loss on debt extinguishment of $7.9 million recognized during the six months ended June 30, 2022.
Investing Activities
During the six months ended June 30, 2023, investing activities provided $30.4 million of cash, a decrease of $58.8 million from the six months ended June 30, 2022. This decrease was attributable to a decrease in net proceeds from the Medtronic left-heart access portfolio sale of $33.0 million compared to the prior period, an increase in purchases of marketable securities of $33.9 million compared to the prior period and a decrease in the sales of marketable securities of $13.1 million compared to the prior period. This decrease was offset by an increase in the maturities of marketable securities of $20.5 million compared to the prior period and a decrease in purchase of property and equipment of $0.7 million compared to the prior period.
Financing Activities
During the six months ended June 30, 2023, financing activities used $0.2 million of cash, a decrease of $11.4 million from the six months ended June 30, 2022. This decrease is primarily attributable to the $11.2 million net cash outflow made during the six months ended June 30, 2022 to amend and restate the Company's 2019 debt facility.
Contractual Obligations and Commitments
We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical trials and other services and products for operating purposes which are cancellable at any time by us, generally upon 30 days prior written notice.
Further, the agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in earn-out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. No payments were made to Rhythm Xience during the six months ended June 30, 2023. However, the final earnout payment under the agreement, totaling $1.9 million, was made to Rhythm Xience in July 2023. In addition, pursuant to a license agreement with Biotronik, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of June 30, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters.
Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
During the six months ended June 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023.
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
With respect to the quarter ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information.
On August 4, 2023, we and Deerfield entered into that certain Amendment No. 1, dated August 4, 2023 (“Amendment No.1”) to the 2022 Credit Agreement. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash we are required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by us.

The foregoing description of Amendment No.1 does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39430	3.1	August 10, 2020
3.2	Amended and Restated Bylaws	8-K	001-39430	3.2	August 10, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021
10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 4, 2023, by and between Acutus Medical, Inc and the Lenders party thereto					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Acutus Medical, Inc. (Registrant)

Date: August 7, 2023	By:	/s/ David H. Roman
David H. Roman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Takeo Mukai
Takeo Mukai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)