Form 10-Q
period 2023-09-30
Acutus Medical, Inc.
filed 2023-11-14
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-39430
__________________________________
ACUTUS MEDICAL, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	45-1306615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 Faraday Ave., Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (442) 232-6080
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AFIB	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 9, 2023
Common Stock, $0.001 par value	29,303,779

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,100	$25,584
Marketable securities, short-term	14,375	44,863
Restricted cash, short-term	7,015	5,764
Accounts receivable	8,952	21,085
Inventory	15,728	13,327
Employer retention credit receivable	—	4,703
Prepaid expenses and other current assets	2,467	2,541
Total current assets	72,637	117,867

Property and equipment, net	6,611	9,221
Right-of-use assets, net	3,359	3,872
Intangible assets, net	1,433	1,583
Other assets	688	897
Total assets	$84,728	$133,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,754	$4,721
Accrued liabilities	7,438	9,686
Contingent consideration, short-term	—	1,800
Operating lease liabilities, short-term	707	319
Warrant liability	1,868	3,346
Total current liabilities	14,767	19,872

Operating lease liabilities, long-term	3,462	4,103
Long-term debt	34,761	34,434
Other long-term liabilities	32	12
Total liabilities	53,022	58,421

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 29,289,934 and 28,554,656 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	598,842	594,173
Accumulated deficit	(566,212)	(518,314)
Accumulated other comprehensive loss	(953)	(869)
Total stockholders' equity	31,706	75,019
Total liabilities and stockholders' equity	$84,728	$133,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$5,238	$3,644	$14,696	$11,401
Cost of products sold	8,595	6,951	$23,447	$23,589
Gross profit	(3,357)	(3,307)	(8,751)	(12,188)

Operating expenses (income):
Research and development	4,795	5,946	17,712	21,884
Selling, general and administrative	7,432	9,679	26,280	38,207
Goodwill impairment	—	—	—	12,026
Restructuring	—	1,331	475	2,280
Change in fair value of contingent consideration	—	198	123	1,153
Gain on sale of business	(2,648)	—	(5,927)	(43,575)
Total operating expenses	9,579	17,154	38,663	31,975
Loss from operations	(12,936)	(20,461)	(47,414)	(44,163)

Other income (expense):
Loss on debt extinguishment	—	—	—	(7,947)
Change in fair value of warrant liability	636	904	1,478	904
Interest income	547	241	2,223	292
Interest expense	(1,409)	(1,109)	(4,110)	(3,810)
Total other income (expense), net	(226)	36	(409)	(10,561)
Loss before income taxes	(13,162)	(20,425)	(47,823)	(54,724)
Income tax expense	75	—	75	—
Net loss	$(13,237)	$(20,425)	$(47,898)	$(54,724)

Other comprehensive income (loss)
Unrealized gain on marketable securities	4	39	7	—
Foreign currency translation adjustment	(66)	(351)	(91)	(904)
Comprehensive loss	$(13,299)	$(20,737)	$(47,982)	$(55,628)

Net loss per common share, basic and diluted	$(0.45)	$(0.72)	$(1.65)	$(1.93)
Weighted average shares outstanding, basic and diluted	29,262,768	28,359,516	29,024,353	28,273,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	6,666	$—	29,206,570	$29	$597,578	$(552,975)	$(891)	$43,741
Unrealized gain on marketable securities	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Stock-based compensation	—	—	83,364	—	1,264	—	—	1,264
Net loss	—	—	—	—	—	(13,237)	—	(13,237)
Balance as of September 30, 2023 (unaudited)	6,666	$—	29,289,934	$29	$598,842	$(566,212)	$(953)	$31,706
For the Three Months Ended September 30, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	6,666	$—	28,349,200	$28	$590,429	$(512,997)	$(809)	$76,651
Unrealized gain on marketable securities	—	—	—	—	—	—	39	39
Foreign currency translation adjustment	—	—	—	—	—	—	(351)	(351)
Stock-based compensation	—	—	24,588	—	1,867	—	—	1,867
Net loss	—	—	—	—	—	(20,425)	—	(20,425)
Balance as of September 30, 2022 (unaudited)	6,666	$—	28,373,788	$28	$592,296	$(533,422)	$(1,121)	$57,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	(91)	(91)
Stock option exercises	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	686,898	—	4,640	—	—	4,640
Employee stock purchase plan shares issued	—	—	45,162	—	25	—	—	25
Net loss	—	—	—	—	—	(47,898)	—	(47,898)
Balance as of September 30, 2023 (unaudited)	6,666	$—	29,289,934	$29	$598,842	$(566,212)	$(953)	$31,706
For the Nine Months Ended September 30, 2022

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726
Foreign currency translation adjustment	—	—	—	—	—	—	(904)	(904)
Stock option exercises	—	—	98,772	—	66	—	—	66
Stock-based compensation	—	—	223,567	—	7,435	—	—	7,435
Employee stock purchase plan shares issued	—	—	94,226	—	182	—	—	182
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance as of September 30, 2022 (unaudited)	6,666	$—	28,373,788	$28	$592,296	$(533,422)	$(1,121)	$57,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(47,898)	$(54,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,498	4,653
AcQMap Systems converted to sales	238	266
Sales-type lease gain	(310)	(87)
Amortization of intangible assets	150	370
Non-cash stock-based compensation expense	4,915	7,497
(Accretion of discounts) amortization of premiums on marketable securities, net	(1,318)	237
Amortization of debt issuance costs	325	741
Amortization of operating lease right-of-use assets	513	480
Loss on debt extinguishment	—	7,947
Goodwill impairment	—	12,026
Gain on sale of business, net	(5,927)	(43,575)
Direct costs paid related to sale of business	—	(2,917)
Change in fair value of warrant liability	(1,478)	(904)
Loss on disposal of property and equipment	268	—
Change in fair value of contingent consideration	123	1,153
Changes in operating assets and liabilities:
Accounts receivable	1,244	420
Inventory	(2,401)	1,812
Employer retention credit receivable	4,703	—
Prepaid expenses and other current assets	420	(4,296)
Other assets	495	386
Accounts payable	(2)	(2,929)
Accrued liabilities	(2,430)	(179)
Operating lease liabilities	(253)	(390)
Other long-term liabilities	20	(40)
Net cash used in operating activities	(45,105)	(72,053)

Cash flows from investing activities
Proceeds from sale of business	17,000	50,000
Purchases of available-for-sale marketable securities	(38,521)	(33,235)
Sales of available-for-sale marketable securities	—	18,599
Maturities of available-for-sale marketable securities	70,250	59,642
Purchases of property and equipment	(1,394)	(2,473)
Net cash provided by investing activities	47,335	92,533

Cash flows from financing activities
Repayment of debt	—	(44,550)
Penalty fees paid for early prepayment of debt	—	(1,063)
Borrowing under new debt, net of fees	—	34,825
Payment of debt issuance costs	—	(626)
Proceeds from the exercise of stock options	4	66
Repurchase of common shares to pay employee withholding taxes	(275)	(62)
Proceeds from employee stock purchase plan	25	182
Payment of contingent consideration	(1,923)	(873)
Net cash used in financing activities	(2,169)	(12,101)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(294)	(447)

Net change in cash, cash equivalents and restricted cash	(233)	7,932
Cash, cash equivalents and restricted cash, at the beginning of the period	31,348	24,221
Cash, cash equivalents and restricted cash, at the end of the period	$31,115	$32,153

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,731	$3,101

Supplemental disclosure of noncash investing and financing activities:
Accounts receivable from sale of business	$6,111	$—
Change in unrealized (gain) loss on marketable securities	$(7)	$—
Change in unpaid purchases of property and equipment	$35	$48
Contingent consideration escrow release	$—	$380
Net book value on AcQMap system sales-type leases	$238	$244
Amount of debt proceeds allocated to warrant liability	$—	$3,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Organization and Description of Business
Acutus Medical, Inc. (the “Company”) historically designed, manufactured and marketed a range of tools for catheter-based ablation procedures to treat various arrhythmias. Prior to November 2023, the Company’s product portfolio included novel access sheaths, diagnostic and mapping catheters, ablation catheters, mapping and imaging consoles and accessories, as well as supporting algorithms and software programs.
In November 2023, the Company’s Board of Directors approved a strategic realignment of resources and corporate restructuring (the “Restructuring”). The Company began implementation of a shift in its business model to solely support the manufacturing and distribution of Medtronic Inc.’s (“Medtronic”) left-heart access product portfolio, including to potentially earn earnout payments from Medtronic pursuant to its manufacturing and distribution arrangements with Medtronic. As part of the Restructuring, the Company will wind down its mapping and ablation businesses and will no longer manufacture or distribute the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 steerable sheath, and associated accessories, and will explore strategic alternatives for these businesses (including a potential sale of related assets). The Company expects that the Restructuring will be substantially complete in the first quarter of 2024. See Note 19 – Subsequent Events – Strategic Realignment of Resources and Corporate Restructuring, below, for further details.
The Company was incorporated in the state of Delaware on March 25, 2011, and is located in Carlsbad, California.
Liquidity, Capital Resources and Going Concern
The Company has limited revenue, and has incurred significant operating losses and negative cash flows from operations since its inception, and anticipates that it will incur significant losses for at least the next several years. As of September 30, 2023 and December 31, 2022, the Company had cash, cash equivalents, restricted cash and marketable securities of $45.5 million and $76.2 million, respectively. For the nine months ended September 30, 2023 and 2022, net losses were $47.9 million and $54.7 million, respectively, and net cash used in operating activities was $45.1 million and $72.1 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $566.2 million and $518.3 million, respectively, and working capital of $57.9 million and $98.0 million, respectively.
The Restructuring is intended to reduce the Company’s operating expenses and optimize its cash resources by focusing exclusively on the manufacturing and distribution of the left-heart access Products (as defined in Note 3 – Sale of Business, below) to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments. Following the Restructuring, the Company expects its primary uses of capital to be investments in manufacturing and distributing the left-heart access Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, general administrative costs and working capital.
On June 30, 2022, Medtronic paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. The OEM Earnout (as defined in Note 3 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 3 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the left-heart access Products after the Company's achievement of the OEM Earnout (as defined in Note 3 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the left-heart access products achieved by Medtronic each year over four years. During the nine months ended September 30, 2023, the Company earned $6.1 million in contingent consideration based on Medtronic's left-heart access Products sales. As part of the Restructuring, the Company will focus exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of September 30, 2023 and December 31, 2022, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met.
The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total balances as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$24,100	$25,584
Restricted cash	7,015	5,764
Total cash, cash equivalents and restricted cash	$31,115	$31,348
Marketable Securities
The Company’s marketable securities portfolio consists of investments in money market funds, commercial paper, U.S. treasury securities, Yankee debt securities, and asset-backed securities.
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
Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive income (loss), and as a component of stockholders’ equity until their disposition or maturity. See Fair Value Measurements, below. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investee’s financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.
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
The delivery of disposable products are performance obligations satisfied at a point in time. The disposable products are shipped Free on Board (“FOB”) shipping point or FOB destination. For disposable products that are shipped FOB shipping point, the customer has the significant risks and rewards of ownership and legal title to the assets when the disposable products leave the Company’s shipping facilities, at which point the customer obtains control and thus revenue is recognized at that point in time. Revenue is recognized on delivery for disposable products shipped FOB destination.
For direct customers, the installation and delivery of the AcQMap System is satisfied at a point in time when the installation is complete, which is when the customer can benefit and has control of the system. For AcQMap System sold to Biotronik SE & Co. KG (“Biotronik”), the installation is not a performance obligation as it is performed by Biotronik, and therefore the AcQMap System is satisfied at a point in time when they have control of the system. The Company’s software updates and equipment service performance obligations are satisfied evenly over time as the customer simultaneously receives and consumes the benefits of the Company’s performance for these services throughout the service period.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of September 30, 2023 and December 31, 2022.
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
The foregoing description applies to products that will no longer be manufactured and sold by the Company upon completion of the Restructuring. See Note 1 – Organization and Description of Business – Liquidity, Capital Resources and Going Concern, above.
In 2022, the Company sold its left-heart access transseptal crossing business to Medtronic. In connection with the sale, the Company entered into a distribution agreement (the "Distribution Agreement") with Medtronic, pursuant to which the Company acts as the original equipment manufacturer ("OEM") supplier of these products. The Company will produce and sell the products to Medtronic for a period of up to four years. Revenue is recognized when the title to the products are transferred to Medtronic, which occurs when the products are shipped from our facility (or FOB shipping point). See Note 3 – Sale of Business, below, for further details. As part of the Restructuring, the Company will focus exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Disposables	$4,069	$2,857	$11,409	$9,402
Systems	563	476	1,254	823
Service/Other	606	311	2,033	1,176
Total revenue	$5,238	$3,644	$14,696	$11,401
The following table provides revenue by geographic location for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
United States	$3,347	$1,925	$8,720	$5,985
Outside the United States	1,891	1,719	5,976	5,416
Total revenue	$5,238	$3,644	$14,696	$11,401
Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of September 30, 2023 or December 31, 2022.

Pursuant to the Asset Purchase Agreement with Medtronic, the Company was eligible to receive the Transfer Earnout, a contingent cash consideration of $17.0 million upon the Company’s initial submission for CE Mark certification. The Company met this condition as of December 31, 2022 and recorded a receivable on the consolidated balance sheets for the year then ended. Medtronic provided full payment in January 2023. See Note 3 - Sale of Business for additional details.

In addition, beginning in February 2023, following Medtronic's first commercial sale of the left-heart access Products after the Company's achievement of the OEM Earnout (as such terms are defined in Note 3 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the left-heart access Products achieved by Medtronic each year over four years. During the nine months ended September 30, 2023, the Company earned $6.1 million based on Medtronic's left-heart access Products sales and recorded a corresponding receivable on the condensed consolidated balance sheets as of the period then ended.

Accounts receivable recorded on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Trade accounts receivable	$2,841	$4,085
Earnouts receivable from Medtronic	6,111	17,000
Total accounts receivable	$8,952	$21,085

Employee Retention Credit Receivable
The Employee Retention Credit is a refundable U.S. tax credit separate from tax based on income for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. The Company applied for the tax credit in 2022 and as of September 30, 2023, the entire $6.8 million claimed tax credit has been refunded to the Company, of which $4.7 million was received during the nine months ended September 30, 2023.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and nine months ended September 30, 2023 and 2022, the Company determined that there was no impairment of property and equipment or intangible assets.
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
Research and Development
Prior to the Restructuring, the Company was actively engaged in new product research and development efforts. Research and development expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel directly engaged in research and development activities, clinical trial expenses, equipment costs, material costs, allocated rent and facilities costs and depreciation.
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

Selling, General and Administrative
Selling, general, and administrative expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in sales, executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, marketing costs and insurance costs.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements as of September 30, 2023
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$21,019	$—	$—	$21,019
Marketable securities at fair value
U.S. treasury securities	—	2,968	—	2,968
Commercial paper	—	10,665	—	10,665
Asset-backed securities	—	742	—	742
Total fair value	$21,019	$14,375	$—	$35,394

Liabilities included in:
Warrant liability	$—	$—	$1,868	$1,868
Total fair value	$—	$—	$1,868	$1,868

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$22,700	$—	$—	$22,700
Marketable securities at fair value
U.S. treasury securities	—	26,897	—	26,897
Commercial paper	—	14,764	—	14,764
Yankee debt securities	—	3,202	—	3,202
Total fair value	$22,700	$44,863	$—	$67,563

Liabilities included in:
Warrant liability	$—	$—	$3,346	$3,346
Contingent consideration	—	—	1,800	1,800
Total fair value	$—	$—	$5,146	$5,146

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
Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2023 (in thousands):

	Contingent Consideration	Warrant Liability
Balance, December 31, 2022	$1,800	$3,346
Change in fair value	123	(1,478)
Final payment of contingent consideration	$(1,923)	$—
Balance, September 30, 2023 (unaudited)	$—	$1,868

As of September 30, 2023, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.4942 per warrant as of September 30, 2023 and the significant inputs used in the estimation of the fair value were as follows:

September 30, 2023
(unaudited)
Risk-free interest rate	4.61%
Expected term in years	6.75
Expected volatility	85.0%

Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock units ("RSUs"), and restricted stock awards ("RSAs"), to be recognized in the consolidated financial statements based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSUs and RSAs are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSUs and RSAs over the requisite service period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the condensed consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See Note 15—Stock-Based Compensation for additional details.
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

Warrant Liability
The Company accounts for certain common stock warrants outstanding as a liability at fair value, determined using the Black-Scholes option pricing model, on the condensed consolidated balance sheets in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The liability is subject to re-measurement at each reporting period and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive loss. See Note 13—Warrants for additional details.
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
Note 3—Sale of Business
On June 30, 2022, the Company completed the First Closing in accordance with the Asset Purchase Agreement with Medtronic, pursuant to which the Company agreed to sell to Medtronic certain transseptal access and sheath assets which make up the Company's left-heart access portfolio (and which comprised the Rhythm Xience, Inc. ("Rhythm Xience") product line acquired as part of the Rhythm Xience acquisition). The assets transferred to Medtronic upon the First Closing (the “Assets”) include patents, trademarks, patent and trademark applications, know-how, copyrights, prototypes and other intellectual property owned or licensed by the Company, business records and documents (including regulatory and clinical materials) and manufacturing equipment related to the AcQCross® line of sheath-compatible septal crossing devices, AcQGuide® MINI integrated crossing device and sheath, AcQGuide® FLEX Steerable Introducer with integrated transseptal dilator and needle, and AcQGuide® VUE steerable sheaths (the “Products”).

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

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. During the nine months ended September 30, 2023, $6.1 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of September 30, 2023.

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

The Company recorded the following amounts for the nine months ended September 30, 2023, resulting in a net gain of $5.9 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

Nine Months Ended September 30, 2023
(unaudited)
Percentage of Product Net Sales Earnout accrued as of September 30, 2023	$6,111
Transaction costs	(184)
Gain on sale of business, net	$5,927

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
Note 4—Marketable Securities
Marketable securities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$2,968	$—	$—	$2,968
Commercial paper	10,665	—	—	10,665
Asset-backed securities	742	—	—	742
Total available-for-sale securities - short-term	14,375	—	—	14,375
Total available-for-sale securities	$14,375	$—	$—	$14,375

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$26,906	$3	$(12)	$26,897
Commercial paper	3,200	2	—	3,202
Yankee debt securities	14,764	—	—	14,764
Total available-for-sale securities - short-term	44,870	5	(12)	44,863
Total available-for-sale securities	$44,870	$5	$(12)	$44,863
As of September 30, 2023, the Company’s available-for-sale securities classified as short-term of $14.4 million mature in 1 year or less and there were none held long-term. As of December 31, 2022, the Company’s available-for-sale securities classified as short-term of $44.9 million mature in 1 year or less and there were none held long-term.
Note 5—Inventory
Inventory as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$10,664	$9,179
Work in process	2,416	2,025
Finished goods	2,648	2,123
Total inventory	$15,728	$13,327
Note 6—Lessor Sales-Type Leases
The Company recognizes revenue and costs, as well as leases receivable, at the commencement of embedded sales-type leases within its deferred equipment agreements. There was no lease revenue related to sales-type leases for both the three months ended September 30, 2023 and 2022. Lease revenue related to sales-type leases was $0.5 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of products sold in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2023 and December 31, 2022, a balance of $0.6 million for both periods for short-term leases receivable is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets, and a balance of $0.3 million and $0.5 million, respectively, for long-term leases receivable is recorded in other assets related to sales-type leases.
Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Medical diagnostic equipment	$14,995	$14,826
Furniture and fixtures	452	432
Office equipment	1,561	1,556
Laboratory equipment and software	5,226	5,148
Leasehold improvements	974	580
Construction in process	1,675	2,166
Total property and equipment	24,883	24,708
Less: accumulated depreciation	(18,272)	(15,487)
Property and equipment, net	$6,611	$9,221

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
Depreciation expense was $1.0 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $3.5 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 8—Intangible Assets
The following table presents intangible assets activity for the nine months ended September 30, 2023 (in thousands):

Intangible Assets
Balance, December 31, 2022	$1,583
Amortization expense	(150)
Balance, September 30, 2023 (unaudited)	$1,433

Intangible Assets
The tables below present the details of intangible assets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Balance
					(unaudited)
Licensed intangibles	10.0	7.2	$2,000	$(567)	$1,433
Total intangible assets			$2,000	$(567)	$1,433

December 31, 2022	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Balance
Licensed intangibles	10.0	7.9	2,000	(417)	1,583
Total intangible assets			$2,000	$(417)	$1,583

The Company recorded amortization expense related to the above intangible assets of $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the future amortization expense associated with amortizable intangible assets as of September 30, 2023 (in thousands):

Total Amortization
Three months ending December 31, 2023	$50
Year ending December 31, 2024	200
Year ending December 31, 2025	200
Year ending December 31, 2026	200
Year ending December 31, 2027	200
Thereafter	583
Total future amortization	$1,433

Note 9—Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Compensation and related expenses	$5,264	$6,919
Professional fees	192	126
Deferred revenue	349	326
Sales and use tax	187	639
Clinical studies	374	390
Clinician Council payable	241	216
Accrued royalties	108	159
Accrued restructuring	35	45
Other	688	866
Total accrued liabilities	$7,438	$9,686
Note 10—Debt
Outstanding debt as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
2022 Credit Agreement(1)	$36,750	$36,776
Total outstanding debt, gross	36,750	36,776
Less: Unamortized debt discount and fees	(1,989)	(2,342)
Total outstanding debt, long-term	$34,761	$34,434
(1)The 2022 Credit Agreement includes final payment fees of $1.8 million.
2022 Amended and Restated Credit Agreement
On June 30, 2022, the Company amended and restated its prior debt facility. The amended and restated credit agreement (as amended by Amendment No. 1, dated August 4, 2023, and Amendment No. 2, dated November 8, 2023, and as further amended from time to time, the "2022 Credit Agreement") is with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively referred to as “Deerfield” or "Lenders") and is for an aggregate principal amount of $35.0 million and has a 5-year term. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the prior debt facility and to pay related fees and expenses.

The 2022 Credit Agreement bears an annual interest of 9% plus the one-month adjusted term Secured Overnight Financing Rate (applying a 2.5% minimum rate). From date of closing, amortization payments are due as follows:

•15% of the principal due at the end of month 36;
•15% of the principal due at the end of month 48; and
•70% due at the end of month 60.

The 2022 Credit Agreement is subject to prepayment penalties and provides for final payment fees of an additional $1.8 million due upon prepayment, on the maturity date or upon acceleration.
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
On August 4, 2023, the Company and Deerfield entered into that certain Amendment No. 1, dated August 4, 2023 (“Amendment No.1”) to the 2022 Credit Agreement. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash the Company is required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by the Company.
On November 8, 2023, the Company and Deerfield entered into that certain Amendment No. 2, dated November 8, 2023 (“Amendment No. 2”) to the 2022 Credit Agreement. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require the Company to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by the Company.
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
The following table summarizes quantitative information about the Company’s operating leases for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Operating cash flows from operating leases	$282	$631
Weighted average remaining lease term – operating leases (in years)	4.2	3.4
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s operating lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$252	$252	$755	$768
Variable lease cost	81	77	243	216
Total operating lease expense	$333	$329	$998	$984
As of September 30, 2023, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Three months ending December 31, 2023	$138
Year ending December 31, 2024	1,160
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Year ending December 31, 2027	1,221
Total	4,855
Less: present value discount	(686)
Operating lease liabilities	$4,169
Note 12—Commitments and Contingencies
The Company and certain of its current and former officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California on February 14, 2022 and March 23, 2022. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. The defendants thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. We are defending the action. Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.

Note 13—Warrants
As of September 30, 2023 and December 31, 2022, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	September 30, 2023	December 31, 2022
			(unaudited)
Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the nine months ended September 30, 2023.

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the condensed consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023, a favorable fair value change of $1.5 million was recognized.

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
Common Stock
During the nine months ended September 30, 2023 and 2022, stock options to acquire 3,218 shares and 98,772 shares, respectively, were exercised for shares of the Company's common stock with proceeds of less than $0.1 million and $0.1 million, respectively. Additionally in conjunction with the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), during the nine months ended September 30, 2023 and 2022, 45,162 shares and 94,226 shares, respectively, of common stock were issued for consideration of less than $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company issued 686,898 shares and 223,567 shares, respectively, of common stock upon vesting of RSUs.
Note 15—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of September 30, 2023, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,715,233 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of September 30, 2023, 5,573,491 shares of common stock were authorized for issuance under the 2020 Plan, including 1,142,186 additional shares that were authorized on January 1, 2023. As of September 30, 2023, 2,880,276 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of September 30, 2023, 263,571 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.
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

The following assumptions were used to estimate the fair value of stock options for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30,
	2023	2022
(unaudited)
Risk-free interest rate	3.91% - 4.27%	1.76% - 3.39%
Expected dividend yield	—	—
Expected term in years	5.5 - 5.6	5.5 - 6.0
Expected volatility	75% - 85%	75% - 90%
The Company's stock option activity for the nine months ended September 30, 2023 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,898,821	$6.83	6.9	$79
Options granted	755,580	1.28
Options exercised	(3,218)	1.34		$1
Options forfeited	(1,562,043)	10.72
Outstanding as of September 30, 2023 (unaudited)	2,089,140	$1.93	7.6	$23
Options vested and exercisable as of September 30, 2023 (unaudited)	1,098,279	$2.43	6.4	$23
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.70 and $1.15 as of September 30, 2023 and December 31, 2022, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the nine months ended September 30, 2023 was $0.87. As of September 30, 2023, the total unrecognized compensation related to unvested stock option awards granted was $2.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.
Restricted Stock Units (RSUs)
The Company’s RSU activity for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2022	1,659,898	$4.17
Granted	1,881,020	1.30
Forfeited	(372,930)	4.49
Vested	(877,260)	2.82
Unvested as of September 30, 2023 (unaudited)	2,290,728	$2.28
As of September 30, 2023, there was $3.7 million of unrecognized compensation related to unvested RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
Employee Stock Purchase Plan
The 2020 ESPP permitted individual employees to purchase shares of the Company’s common stock from amounts accumulated under payroll deductions. The 2020 ESPP became effective on August 5, 2020, wherein 645,105 shares of common stock were authorized. Additional shares of common stock were historically allocated to the 2020 ESPP by the determination of the Compensation Committee of the Company’s Board of Directors, in its sole discretion, and by evergreen provisions in the plan authorization. Automatically authorized in 2023 were 252,042 shares under the plan's evergreen provision. As of September 30, 2023, 669,017 shares were available for purchase under the Company's 2020 ESPP.
The 2020 ESPP was implemented in consecutive offering periods with a new offering period commencing on the first trading day on or after May 15 and November 15 of each year and terminating on the last trading day on or before November 14 and May 14, respectively. On each purchase date, which falls on the last date of each offering period, 2020 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the 2020 ESPP are subject to the determinations of the Compensation Committee of the Company’s Board of Directors, in its sole discretion.
As part of the Restructuring, the Company’s Board of Directors resolved to terminate the 2020 ESPP effective November 8, 2023, and return to the respective contributors all contributions made under the 2020 ESPP during the purchase period ending November 14, 2023.
The fair value of the 2020 ESPP shares used in determining compensation expense is estimated using the Black-Scholes option pricing model.
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Cost of products sold	$146	$93	$373	$544
Research and development	317	349	999	1,417
Selling, general and administrative	815	1,442	3,543	5,536
Total stock-based compensation	$1,278	$1,884	$4,915	$7,497

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	6,665,841
Exercise of common stock warrants	4,576,505	4,576,505
Exercise of stock options	1,098,279	3,267,782
Vesting of RSUs and RSAs	2,290,728	1,761,181
Issuance of shares under 2020 ESPP	61,361	—
Total potentially dilutive securities	14,692,714	16,271,309

Note 17—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the three and nine months ended September 30, 2023 and 2022.
Note 18—Related Party Transactions
Consulting Agreement
The Company has a consulting agreement with the chairman of the Company’s Board of Directors. The Company recorded less than $0.1 million of expense related to the agreement for both the three months ended September 30, 2023 and 2022, and approximately $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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
Note 19—Subsequent Events
Listing Transfer to Nasdaq Capital Market
On May 1, 2023, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (the “common stock”), for the prior 30 consecutive business days, the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market (the “Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement.
On October 19, 2023, the Company applied to transfer its securities from The Nasdaq Global Market to The Nasdaq Capital Market. Along with its application, the Company also provided written notice to the Staff of its intention to cure the deficiency. On October 27, 2023, the Company received a letter from the Staff notifying the Company that it was eligible for an additional

180-calendar day period, or until April 29, 2024, to regain compliance with the Bid Price Requirement and approving the Company’s application to list its securities on The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on October 31, 2023. The Company’s common stock continues to trade under the symbol “AFIB”. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
The Company will continue to monitor the closing bid price of its common stock and consider implementing available options to regain compliance with the Bid Price Requirement within the allotted compliance period, including by effecting a reverse stock split, if necessary. If at any time during the allotted compliance period, the closing bid price of the Company’s common stock is at least $1.00 per share for at least a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Bid Price Requirement within the allotted compliance period, or that if the Company appeals a Nasdaq determination, that such an appeal would be successful.
Strategic Realignment of Resources and Corporate Restructuring
On November 6, 2023, the Company’s Board of Directors approved a strategic realignment of resources and corporate restructuring (i.e., the Restructuring) designed to reallocate capital from its mapping and ablation businesses to its left-heart access distribution relationship with Medtronic. The Company will wind down its mapping and ablation businesses and will no longer manufacture or distribute the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 steerable sheath, and associated accessories, and will explore strategic alternatives for these businesses (including a potential sale of related assets). Following the Restructuring, the Company will focus exclusively on the manufacturing and distribution of left-heart access products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments it may become eligible to receive under the Asset Purchase Agreement with Medtronic.
As part of the Restructuring, the Company initiated a reduction in its current workforce of approximately 160 employees, representing approximately 65% of the Company’s employees, that is expected to be completed by the first quarter of 2024. In compliance with the Worker Adjustment and Retraining Notification Act, the Company has provided pre-termination notices to affected employees and government authorities where required. The Company plans to enter into retention arrangements with certain employees who are expected to remain with the Company to assist with the Restructuring and operation of its left-heart access distribution business.
The Company estimates it will incur approximately $21 million to $32 million of pre-tax restructuring and exit-related charges, of which $2 million to $3 million represents future cash expenditures for the payment of severance and related benefit costs, $3 million to $4 million represents future cash expenditures for the payment of retention bonuses to certain employees that will assist with the Restructuring, $2 million to $5 million represents future cash expenditures for other restructuring costs, and approximately $14 million to $20 million represents non-cash pre-tax impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. The Company expects that a majority of the non-cash charges will be incurred in the fourth quarter of 2023, while the majority of the future cash expenditures charges will be incurred in the first quarter of 2024, and that the Restructuring will be substantially complete in the first quarter of 2024.
Potential position eliminations in each country are subject to local law and consultation requirements, which may extend the Restructuring implementation beyond the first quarter of 2024 in certain countries. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ from the estimates disclosed above. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring.
Amendment to 2022 Credit Agreement
To facilitate the transactions contemplated under the Restructuring, the Company and Deerfield entered into Amendment No. 2 to the 2022 Credit Agreement. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require the Company to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by the Company.

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
Overview
Historically, we designed, manufactured, and marketed a range of tools for catheter-based ablation procedures to treat various arrhythmias. Prior to November 2023, our product portfolio included novel access sheaths, diagnostic and mapping catheters, conventional and contact force ablation catheters, mapping and imaging consoles and accessories, as well as supporting algorithms and software programs.
In June 2022, we completed the First Closing of the sale of our left-heart access Products to Medtronic as described further below. On November 3, 2022, we announced our achievement of the OEM Earnout Conditions (as defined in the Asset Purchase Agreement) set forth in the Asset Purchase Agreement. Further on December 1, 2022, Medtronic qualified us as an OEM supplier, and accordingly, we manufacture the Products exclusively for Medtronic pursuant to our Distribution Agreement with Medtronic, and will do so for a period of up to four years until such time that Medtronic transfers the Products to a dedicated manufacturing facility and becomes the manufacturer of record. Additionally, on December 21, 2022, we achieved a $17.0 million Transfer Earnout as set forth in the Asset Purchase Agreement.
In November 2023, the Company’s Board of Directors approved a strategic realignment of resources and corporate restructuring (i.e., the Restructuring). We began implementation of a shift in our business model to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio (i.e., the Products), including to potentially earn earnout payments pursuant to its manufacturing and distribution arrangements with Medtronic. See Contingent Consideration Relating to Sale of Left-heart Access Portfolio, below. As part of the Restructuring, the Company will wind down its mapping and ablation businesses and will no longer manufacture or distribute the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 steerable sheath, and associated accessories, and will explore strategic alternatives for these businesses (including a potential sale of related assets). The Company expects that the Restructuring will be substantially complete in the first quarter of 2024. For further details regarding the Restructuring, including estimated costs associated therewith, see Note 19 to our condensed consolidated financial statements, under the heading Strategic Realignment of Resources and Corporate Restructuring.
We were incorporated in the state of Delaware on March 25, 2011 and are headquartered in Carlsbad, California.
As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $566.2 million and $518.3 million, respectively, and working capital of $57.9 million and $98.0 million, respectively.
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
The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. During the nine months ended September 30, 2023, $6.1 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of September 30, 2023.
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
Key Business Metrics
We regularly review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics were representative of our business prior to the Restructuring (including for the periods ended as of September 30, 2023). However, we anticipate these metrics will no longer be relevant following the Restructuring.
Installed Base
Our mapping and therapy platform has been enabled by our AcQMap console that we install at customer sites globally. We define our installed base as the cumulative number of AcQMap consoles and workstations placed into service at customer sites. We historically installed our AcQMap console and workstation with customers under evaluation contracts. Under these evaluation contracts, we placed our AcQMap console and workstation with customers for no upfront fee to the customer during the applicable evaluation period and sought to reach agreement with the customer for the purchase of the console and workstation in the form of a contractual commitment to purchase a minimum amount of our disposable products or a cash purchase. Beginning in 2022, we started to remove and reposition low utilization AcQMap consoles, which resulted in a decrease in installed base in the United States, but an increase outside of the United States. Our total installed base as of September 30, 2023 and 2022 is set forth in the table below:

	As of September 30,
	2023	2022
	(unaudited)
Acutus
U.S.	26	32
Outside the U.S.	56	42
Total Acutus net system placements	82	74
Procedure Volumes

Once an AcQMap console and workstation was established in a customer account, our revenue from that account becomes predominantly recurring in nature and derived from the sale of our portfolio of disposable products used with our system.
Our total procedure volumes for the three and nine months ended September 30, 2023 and 2022 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Procedure volumes	531	441	1,566	1,389
Factors Affecting Our Performance Following the Restructuring
There are a number of factors that we believe will impact our results of operations and growth following, or in connection with completing, the Restructuring.
Medtronic Partnerships
As part of the Asset Purchase Agreement with Medtronic, we will be their OEM supplier of the Products for up to the next four years. Following the Restructuring, we expect to rely solely on our strategic partnership with Medtronic to generate revenue through (i) sales of the Products to Medtronic at transfer prices specified under the Distribution Agreement and (ii) potential earnouts from Medtronic’s sales of the Products to end-users that we may become eligible to receive under the Asset Purchase Agreement. We expect to rely solely on Medtronic to market and sell the Products as we will have no marketing and sales capabilities on our own. This strategy leaves us largely dependent upon the success of Medtronic. If Medtronic stops buying Products from us, or stops marketing or selling the Products or is unsuccessful in its efforts to sell the Products to end users, our business, results of operations and financial condition would be materially and adversely affected.
Manufacture and Supply
Our ability to perform as a business depends on the proper functioning of our manufacturing and supplier operations. Following Medtronic’s qualification of us as their OEM supplier, we have manufactured the Products for Medtronic at our approximately 50,800 square foot facility in Carlsbad, California. This facility provides approximately 15,750 square feet of space for our production operations, including manufacturing, quality control and storage. Following the Restructuring, our business model will focus exclusively on manufacturing the Products for Medtronic. Our manufacturing operations require timely delivery of sufficient amounts of materials and components. We rely on a single or limited number of suppliers for certain materials and components, and we generally have no long-term supply arrangements with our suppliers, as we generally order on a purchase order basis. In the future, we may face unanticipated interruptions and delays in manufacturing through our supply chain. Manufacturing or supplier disruptions could result in product shortages, declining production, reputational damage or significant costs. Our ability to transition our operations to full-time manufacturing of the Products for Medtronic and produce at optimal capacity when and as planned following the Restructuring could affect our revenue and operating expenses.
Restructuring
On November 8, 2023, we announced our plans for the Restructuring, designed to simplify our operational footprint and cut costs while maximizing free cash flow. As part of the Restructuring, we began to wind down our mapping and ablation businesses. We also immediately began implementation of the corporate restructuring plan, which resulted in reducing our workforce by approximately 65% across different areas and functions. We may not complete the Restructuring on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities. We will continue to review our operations to optimize our business.
Manufacturing Costs
Our financial results, including our gross margins, may fluctuate from period to period due to a variety of factors, including: the cost of direct materials; manufacturing costs; product yields; headcount and cost-reduction strategies (including the Restructuring).
Future gross margins for the Products may fluctuate due to a variety of other factors, including the introduction by others of competing products or the attempted integration by third parties of capabilities similar to ours into their existing products, and Medtronic’s demand for the Products, including due to seasonality.

Competition
Our industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our most significant competitors are large, well-capitalized companies. We must continue to successfully compete considering our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who could use the Products. Publication of clinical results by us or Medtronic, our competitors and other third parties can also have a significant influence on whether, and the degree to which, Medtronic is able to gain market share and increase utilization of the Products.
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
Variability in Operating Results
In addition, we may experience meaningful variability in our yearly revenue and gross profit/loss as a result of a number of factors, including, but not limited to: inventory write-offs and write-downs; costs, the availability and cost of components and raw materials; inflation rates and interest rates; and our ability to realize the benefits the Restructuring. We continue to take proactive steps to recover and mitigate inflationary cost pressures by managing our costs through efficiency and labor productivity. These efforts may not be successful for various reasons, including the pace of inflation.
While certain of these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information.
Components of Results of Operations
Revenue
As of September 30, 2023, our revenue consisted of: (i) revenue from the sale of our disposable products; (ii) revenue from the sale, rental, or leasing of systems; and (iii) service/other revenue. In the United States and select markets in Western Europe where we have developed a direct selling presence, we have historically installed our AcQMap console and workstation with our customer accounts and then generated revenue from the sale of our disposable products to these accounts for use with our system. We have also generated revenue from the direct sale of our AcQMap console into hospital accounts as well as revenue through long-term customer commitments on disposable purchases. In addition, we have generated revenue under our Distribution Agreement with Medtronic, as Medtronic’s exclusive OEM supplier of the left-heart access products sold to Medtronic under the Asset Purchase Agreement. In other international markets, we have historically leveraged our partnership with Biotronik to install our AcQMap console and workstation with customer accounts and then generated revenue from Biotronik’s sale of our disposable products to these accounts for use with our system. As of September 30, 2023, our marketed disposable products included access sheaths, diagnostic and mapping catheters, ablation catheters and accessories.
For the nine months ended September 30, 2023 and 2022, approximately 41% and 48%, respectively, of our sales were sold outside of the United States. Additionally, for the nine months ended September 30, 2023 and 2022, approximately 17% and 23% of our sales were denominated in currencies other than U.S. dollars, primarily in Euros and the British Pound Sterling.
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
In addition, we expect our restructuring expenses to significantly increase as a part of the Restructuring, which we anticipate substantially completing by the first quarter of 2024. For further details regarding the Restructuring, including estimated costs associated therewith, see Note 19 to our condensed consolidated financial statements, under the heading Strategic Realignment of Resources and Corporate Restructuring.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to our June 2019 acquisition of Rhythm Xience. The acquisition included potential earnout considerations based on the achievement of certain regulatory and revenue milestones. The value of such contingencies is estimated and recorded on the condensed consolidated balance sheets and are adjusted to fair value each period with increases and decreases in the estimated fair value of the contingent consideration earn-out recognized in the condensed consolidated statements of operations and comprehensive loss. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, no contingent consideration liability was recorded at fair value on the condensed consolidated balance sheet as of September 30, 2023.
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
Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of the Products, ranging from 100% in the first year to 50% in the fourth year. In 2023, we have recognized an estimated gain of $5.9 million related to the Net Sales Earnouts. Refer to Note 3 - Sale of Business for more information.
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
Interest Expense
Interest expense for the nine months ended September 30, 2023 primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 10 - Debt for more information.
Results of Operations for the Three Months Ended September 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
	(unaudited)
Revenue(1)	$5,238	$3,644	$1,594	44%
Costs of products sold(2)	8,595	6,951	1,644	24%
Gross profit	(3,357)	(3,307)	(50)	2%

Operating expenses (income):
Research and development(2)	4,795	5,946	(1,151)	(19)%
Selling, general and administrative(2)	7,432	9,679	(2,247)	(23)%
Restructuring	—	1,331	(1,331)	(100)%
Change in fair value of contingent consideration	—	198	(198)	(100)%
Gain on sale of business	(2,648)	—	(2,648)	100%
Total operating expenses	9,579	17,154	(7,575)	(44)%
Loss from operations	(12,936)	(20,461)	7,525	(37)%

Other income (expense):
Change in fair value of warrant liability	636	904	(268)	(30)%
Interest income	547	241	306	127%
Interest expense	(1,409)	(1,109)	(300)	27%
Total other income (expense), net	(226)	36	(262)	(728)%
Loss before income taxes	$(13,162)	$(20,425)	$7,263	(36)%
Income tax expense	$75	$—	$75	*
Net loss	$(13,237)	$(20,425)	$7,188	(35)%

Other comprehensive income (loss)
Unrealized gain on marketable securities	4	39	(35)	(90)%
Foreign currency translation adjustment	(66)	(351)	285	(81)%
Comprehensive loss	$(13,299)	$(20,737)	$7,438	(36)%
* - Not meaningful

(1) The following table sets forth our revenue for disposables, systems, and service/other for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Disposables	$4,069	$2,857
Systems	563	476
Service/Other	606	311
Total revenue	$5,238	$3,644

The following table provides revenue by geographic location for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
	(unaudited)
United States	$3,347	$1,925
Outside the United States	1,891	1,719
Total revenue	$5,238	$3,644
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Cost of products sold	$146	$93
Research and development	317	349
Selling, general and administrative	815	1,442
Total stock-based compensation	$1,278	$1,884
Revenue
Revenue was $5.2 million for the three months ended September 30, 2023, compared to $3.6 million for the three months ended September 30, 2022. This increase of $1.6 million, or 44%, was primarily attributable to an increase in the volume of disposable sales and sales from left-heart access products through our partner Medtronic, as well as an increase of $0.4 million in both service/other and capital revenue.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $8.6 million for the three months ended September 30, 2023, compared to $7.0 million for the three months ended September 30, 2022. This decrease of $1.6 million, or 24%, was primarily attributable to improvements in manufacturing efficiencies. Gross margin was negative 64% for the three months ended September 30, 2023, compared to negative 91% for the three months ended September 30, 2022.
Research and Development Expenses
Research and development expenses were $4.8 million for the three months ended September 30, 2023, compared to $5.9 million for the three months ended September 30, 2022. This decrease of $1.2 million, or 19%, was primarily attributable to the decrease in project related spend and compensation and related costs as a result of an organizational realignment and reduction in workforce completed in 2022.

Selling, General and Administrative Expenses
SG&A expenses were $7.4 million for the three months ended September 30, 2023, as compared to $9.7 million for the three months ended September 30, 2022. This decrease of $2.2 million, or 23%, was primarily attributable to a decrease in compensation and related costs as a result of the reduction in workforce completed in 2022.
Restructuring
Restructuring expenses were $0.0 million for the three months ended September 30, 2023, as compared to $1.3 million for the three months ended September 30, 2022, which consisted of severance expenses for employees affected by the reduction in workforce completed in 2022.
Change in Fair Value of Contingent Consideration
For the three months ended September 30, 2022, we recorded an increase of $0.2 million for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, no contingent consideration liability was remeasured at fair value during the three months ended September 30, 2023.
Gain on Sale of Business
During the three months ended September 30, 2023, the Company recognized an estimated gain on sale of $2.6 million related to Medtronic's left-heart access net sales earnouts, as compared to $0.0 million during the three months ended September 30, 2022.
Change in Fair Value of Warrant Liability
For the three months ended September 30, 2023 the fair value decreased by $0.6 million. The change in fair value of the warrants is primarily due to a decrease of the Company's share price as of September 30, 2023.
Other Expense, Net
Other expense, net was $0.2 million for the three months ended September 30, 2023, compared to other income, net of less than $0.1 million for the three months ended September 30, 2022. This decrease of $0.3 million was primarily attributable to a decrease in the change in warrant fair value of $0.3 million, an increase in interest income of $0.3 million, and higher interest expense of $0.3 million.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
	(unaudited)
Revenue(1)	$14,696	$11,401	$3,295	29%
Costs of products sold(2)	23,447	23,589	(142)	(1)%
Gross profit	(8,751)	(12,188)	3,437	(28)%

Operating expenses (income):
Research and development(2)	17,712	21,884	(4,172)	(19)%
Selling, general and administrative(2)	26,280	38,207	(11,927)	(31)%
Goodwill impairment	—	12,026	(12,026)	(100)%
Restructuring	475	2,280	(1,805)	(79)%
Change in fair value of contingent consideration	123	1,153	(1,030)	(89)%
Gain on sale of business	(5,927)	(43,575)	37,648	(86)%
Total operating expenses	38,663	31,975	6,688	21%
Loss from operations	(47,414)	(44,163)	(3,251)	7%

Other income (expense):
Loss on debt extinguishment	—	(7,947)	7,947	(100)%
Change in fair value of warrant liability	1,478	904	574	63%
Interest income	2,223	292	1,931	661%
Interest expense	(4,110)	(3,810)	(300)	8%
Total other expense, net	(409)	(10,561)	10,152	(96)%
Loss before income taxes	$(47,823)	$(54,724)	$6,901	(13)%
Income tax expense	$75	$—	$75	*
Net loss	$(47,898)	$(54,724)	$6,826	(12)%

Other comprehensive income (loss)
Unrealized gain on marketable securities	7	—	7	100%
Foreign currency translation adjustment	(91)	(904)	813	(90)%
Comprehensive loss	$(47,982)	$(55,628)	$7,646	(14)%
* - Not meaningful
(1)The following table sets forth our revenue for disposables, systems, and service/other for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Disposables	$11,409	$9,402
Systems	1,254	823
Service/Other	2,033	1,176
Total revenue	$14,696	$11,401

The following table provides revenue by geographic location for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
United States	$8,720	$5,985
Outside the United States	5,976	5,416
Total revenue	$14,696	$11,401
(2)The following table sets forth the stock-based compensation expense included in our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Cost of products sold	$373	$544
Research and development	999	1,417
Selling, general and administrative	3,543	5,536
Total stock-based compensation	$4,915	$7,497
Revenue
Revenue was $14.7 million for the nine months ended September 30, 2023, compared to $11.4 million for the nine months ended September 30, 2022. This increase of $3.3 million, or 29%, was primarily attributable to an increase in the volume of disposable sales, in alignment with increased procedure volumes, and increased sales from left-heart access products through our partner Medtronic, as well as an increase of $0.9 million in service/other revenue and an increase of $0.4 million in capital revenue.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold was $23.4 million for the nine months ended September 30, 2023, compared to $23.6 million for the nine months ended September 30, 2022. Gross margin was negative 60% for the nine months ended September 30, 2023, compared to negative 107% for the nine months ended September 30, 2022.
Research and Development Expenses
Research and development expenses were $17.7 million for the nine months ended September 30, 2023, compared to $21.9 million for the nine months ended September 30, 2022. This decrease of $4.2 million, or 19%, was primarily attributable to the decrease in project related spend and compensation and related costs as a result of an organizational realignment and reduction in workforce completed in 2022.
Selling, General and Administrative Expenses
SG&A expenses were $26.3 million for the nine months ended September 30, 2023, as compared to $38.2 million for the nine months ended September 30, 2022. This decrease of $11.9 million, or 31%, was primarily attributable to a decrease in professional fees and compensation and related costs as a result of the reduction in workforce completed in 2022.
Goodwill Impairment
Goodwill impairment expense was $12.0 million for the nine months ended September 30, 2022, which consisted of a full impairment of our goodwill balance.
Restructuring
Restructuring expenses were $0.5 million for the nine months ended September 30, 2023, compared to $2.3 million for the nine months ended September 30, 2022. This decrease of $1.8 million, or 79%, was primarily attributable to the organizational reduction in workforce that occurred in early 2022.

Change in Fair Value of Contingent Consideration
For the nine months ended September 30, 2023 and 2022, we recorded a decrease of $0.1 million and $1.2 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, the change in fair value recorded in the current period included an adjustment to align the earn-out liability to the final consideration owed.
Gain on Sale of Business
A $43.6 million gain on sale was recognized during the nine months ended September 30, 2022 upon the First Closing of the asset sale to Medtronic. During the nine months ended September 30, 2023, the Company recognized an estimated gain on sale of $5.9 million related to Medtronic's left-heart access net sales earnouts.
Change in Fair Value of Warrant Liability
For the nine months ended September 30, 2023 the fair value decreased by $1.5 million. The change in fair value of the warrants is primarily due to a decrease in the Company's share price as of September 30, 2023.
Other Expense, Net
Other expense, net was $0.4 million for the nine months ended September 30, 2023, compared to $10.6 million for the nine months ended September 30, 2022. This decrease of $10.2 million was primarily attributable to a $7.9 million loss on debt extinguishment recognized during the nine months ended September 30, 2022 as well as an increase in interest income earned from investments of $1.9 million during the nine months ended September 30, 2023.
Liquidity, Capital Resources, and Going Concern
We have limited revenue and have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2023, and December 31, 2022, we had cash, cash equivalents, restricted cash and marketable securities of $45.5 million and $76.2 million, respectively. For the nine months ended September 30, 2023 and 2022, net losses were $47.9 million and $54.7 million, respectively, and net cash used in operating activities was $45.1 million and $72.1 million, respectively. As of September 30, 2023, and December 31, 2022, we had an accumulated deficit of $566.2 million and $518.3 million, respectively, and working capital of $57.9 million and $98.0 million, respectively.
The Restructuring is intended to reduce our operating expenses and optimize our cash resources by focusing exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments. Following our Restructuring, we expect our primary uses of capital to be investments in manufacturing and distributing the left-heart access Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, general administrative costs and working capital.
On June 30, 2022, Medtronic paid us $50.0 million at the First Closing of the sale of our left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure our indemnification obligations under the Asset Purchase Agreement. We achieved a $20.0 million OEM Earnout as set forth in the Asset Purchase Agreement on October 31, 2022, which was paid to us in the fourth quarter of 2022. Additionally, we achieved a $17.0 million Transfer Earnout as set forth under the Asset Purchase Agreement on December 21, 2022. Accordingly, $17.0 million was recorded as a receivable for the year ended December 31, 2022 and payment was received in January 2023. As part of the Restructuring, we will focus exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.
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
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•Medtronic’s success in selling Products and our ability to achieve earnouts pursuant to the Asset Purchase Agreement with Medtronic;
•the emergence and effect of competing or complementary products;

•our ability to retain our employees, especially our manufacturing employees; and
•debt service requirements
Historically, our primary uses of capital were investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In the past, we have acquired and invested in additional businesses, products or technologies that we believed could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include a potential $17.0 million in earnout consideration to be paid based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020, and an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023 and the final earnout payment under the agreement, totaling $1.9 million, was made to Rhythm Xience in July 2023. In addition, pursuant to a license agreement with Biotronik, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of September 30, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters. We also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.
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
On August 4, 2023, we entered into Amendment No. 1 to the 2022 Credit Agreement with Deerfield. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash we are required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by us.
On November 8, 2023, we entered into Amendment No. 2 to the 2022 Credit Agreement with Deerfield. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require the Company to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by the Company.

In connection with entering into the 2022 Credit Agreement, we entered into the 2022 Warrant Purchase Agreement with Deerfield, pursuant to which we issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of our common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years following the issuance thereof.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(45,105)	$(72,053)
Net cash provided by investing activities	47,335	92,533
Net cash used in financing activities	(2,169)	(12,101)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(294)	(447)
Net change in cash, cash equivalents and restricted cash	$(233)	$7,932
Operating Activities
During the nine months ended September 30, 2023, operating activities used $45.1 million of cash, a decrease of $26.9 million from the nine months ended September 30, 2022. This decrease was attributable to lower net losses of $6.8 million and favorable changes in operating assets and liabilities of $7.0 million and non-cash items and reclasses of $13.1 million. The favorable change in operating assets and liabilities was primarily due to the $4.7 million Employee Retention Credit receivable refunded during the nine months ended September 30, 2023 and a $2.1 million decrease in the change in prepaid insurance fees compared to the prior period as a result of lower premiums. The changes in non-cash items and reclasses compared to the prior period were primarily due to the change in gain on sale of business of $37.6 million, offset by reduced stock-based compensation expense of $2.6 million, increased accretion of discounts on marketable securities of $1.6 million, and the goodwill impairment charge of $12.0 million and loss on debt extinguishment of $7.9 million recognized during the nine months ended September 30, 2022.
Investing Activities
During the nine months ended September 30, 2023, investing activities provided $47.3 million of cash, a decrease of $45.2 million from the nine months ended September 30, 2022. This decrease was attributable to a decrease in net proceeds from the Medtronic left-heart access portfolio sale of $33.0 million compared to the prior period, an increase in purchases of marketable securities of $5.3 million compared to the prior period and a decrease in the sales of marketable securities of $18.6 million compared to the prior period. This decrease was offset by an increase in the maturities of marketable securities of $10.6 million compared to the prior period and a decrease in purchases of property and equipment of $1.1 million compared to the prior period.
Financing Activities
During the nine months ended September 30, 2023, financing activities used $2.2 million of cash, a decrease of $9.9 million from the nine months ended September 30, 2022. This decrease is primarily attributable to the $11.4 million net cash outflow made during the nine months ended September 30, 2022 to amend and restate the Company's 2019 debt facility, offset by a $1.1 million increase in contingent consideration payments made during the nine months ended September 30, 2023.
Contractual Obligations and Commitments
The agreement to acquire Rhythm Xience required us to pay the former owners of Rhythm Xience up to $17.0 million in earnout consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023 and the final earnout payment under the agreement, totaling $1.9 million, was made to Rhythm Xience in July 2023. In addition, pursuant to a license agreement with Biotronik, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we are required to pay the Biotronik Parties up to

$10.0 million, of which $2.0 million has been paid as of September 30, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters.
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
During the nine months ended September 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023.
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
Listing Transfer to Nasdaq Capital Market
On May 1, 2023, the Company received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock, for the prior 30 consecutive business days, the Company was not in compliance with the Bid Price Requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement.
On October 19, 2023, the Company applied to transfer its securities from The Nasdaq Global Market to The Nasdaq Capital Market. Along with its application, the Company also provided written notice to the Staff of its intention to cure the deficiency. On October 27, 2023, the Company received a letter from the Staff notifying the Company that it was eligible for an additional 180-calendar day period, or until April 29, 2024, to regain compliance with the Bid Price Requirement and approving the Company’s application to list its securities on The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on October 31, 2023. The Company’s common stock continues to trade under the symbol “AFIB”. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
The Company will continue to monitor the closing bid price of its Common Stock and consider implementing available options to regain compliance with the Bid Price Requirement within the allotted compliance period, including by effecting a reverse stock split, if necessary. If at any time during the allotted compliance period, the closing bid price of the Company’s common stock is at least $1.00 per share for at least a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Bid Price Requirement within the allotted compliance period, or that if the Company appeals a Nasdaq determination, that such an appeal would be successful.

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
With respect to the quarter ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and certain of our current and former officers have been named as defendants in two putative securities class action lawsuits filed by stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022. Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. We thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. We are defending the action.
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
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023, other than as provided below. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Risks Related to the Restructuring
The Restructuring has changed, and is expected to continue to significantly change, our business, and may result in disruption to our continuing business.
On November 8, 2023, we announced a strategic realignment of resources and corporate restructuring to reallocate capital from our mapping and ablation businesses to our left-heart access distribution relationship with Medtronic (i.e., the Restructuring), to maximize the potential for future earnouts and cash flow. The Restructuring involves streamlining our operations, including the winding down of our mapping and ablation businesses, as well as a significant reduction in our workforce. Our restructuring activities may divert management’s attention from our remaining business operations, which may result in adverse effects on our existing relationships with our partners and suppliers. If management is unable to successfully manage this transition and associated restructuring activities, or if we are required to take additional actions to support our business objectives, our expenses may be more than expected and may vary significantly from period to period and we may be unable to implement our new business strategy. There can be no assurance that we will avoid disruption in the business and be able to continue to manufacture at the levels required to earn full potential of the sales earnouts from Medtronic. As a result, our future financial performance, operations, and prospects may be negatively affected.
We are dependent on our strategic relationship with Medtronic for all our revenue, with no sales or marketing capabilities of our own, and the loss of this partner could completely eliminate our revenue. We currently depend on revenue generated from a single business line (manufacturing Medtronic’s left-heart access portfolio) and for the foreseeable future will be significantly dependent on a limited number of products.

Following the Restructuring, we will become completely dependent on our sales to Medtronic, as our business model shifts to solely supporting the manufacturing and distribution of the Products to Medtronic pursuant to the Distribution Agreement. As our sole line of business will be manufacturing and distributing the Products to Medtronic, our sole revenue stream will come from the sale of Products to Medtronic at transfer prices specified in the Distribution Agreement and potentially earning the associated earnout payments we may become eligible to receive from Medtronic under the Asset Purchase Agreement, with earnout payments potentially beginning in April 2024 and continuing annually each year thereafter until 2027. As we will have no marketing or sales capabilities of our own, our success depends on Medtronic performing its obligations under the Distribution Agreement and continuing to market and successfully sell the Products to end-users. There can be no assurance that Medtronic will be able to, or will, perform its obligations under the Distribution Agreement, or continue to market and successfully sell the Products. A decision by Medtronic, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the number of Products purchased from us or to change their manner of doing business with us, could substantially reduce our revenue. The loss of Medtronic as a strategic partner, including Medtronic deciding to no longer market and sell the Products, would have a significantly negative effect on our overall operations and could completely eliminate our revenue.
In addition, following our Restructuring, and for the foreseeable future thereafter, we will depend on revenue generated from sales of a single line of products, the left-heart access Products, to a single party, Medtronic. To the extent that our production of the left-heart access Products or sales thereof by Medtronic are delayed or reduced, or the Products are not well-received by the market for any reason (including Medtronic's failure to successfully market the Products), our revenue and cash flow would be adversely affected.
Our business is not diversified. If our sole business line is disrupted, our business and results of operations could be adversely affected.
Larger companies have the ability to manage their risk through diversification. Following the implementation of the Restructuring, including the winding down of our mapping and ablation businesses, our business lacks such diversification. The Restructuring reduces our ability to manage risk through diversification as we are solely reliant on our relationship with Medtronic to generate all our revenue. As a result, we could potentially be more impacted by factors affecting the medical technology industry in general and us in particular, than would be the case if our business was more diversified. If there is any disruption with our production, the Products, or Medtronic’s ability to sell the Products, our business, results of operations and financial condition could be adversely impacted.
There are risks associated with the Restructuring, including our ability to complete the wind down and to manage the associated Restructuring and transition costs to realize the anticipated benefits, the impact of the Restructuring on our relationships with our employees, our major customers, distributors and vendors and unanticipated expenses and charges that may be incurred as a result of the Restructuring, such as litigation risks, including litigation regarding employment and workers’ compensation.
As part of the Restructuring, we will wind down our mapping and ablation businesses and will no longer manufacture or distribute the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcGuide Max 2.0 steerable sheath, and associated accessories. We plan to support AcQMap procedures with a small group of therapy managers through November 30, 2023. In addition, the implementation of our corporate restructuring will result in reducing the Company’s workforce by approximately 65%. We estimate that we will incur approximately $21 million to $32 million of pre-tax restructuring and exit-related charges, for associated employee severance and benefits, retention bonuses, other restructuring costs and the disposition of certain assets. We expect to incur additional costs until the Restructuring is complete, which may include additional severance, inventory liquidation, non-cash asset impairments and contract termination costs.
The amount of actual restructuring, transition and impairment charges may materially exceed our estimates, when determined, due to various factors outside of our control, including the actual outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts we intend to terminate or modify. We could incur significant liability if we do not successfully negotiate wind down provisions or new terms. In addition, because of uncertainties with respect to our Restructuring plans (including those described above), we may not be able to complete the Restructuring in the timeframe or on the terms or in the manner we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Restructuring, our business, results of operations and financial condition would be adversely affected.
In addition, the Restructuring involves numerous risks, including but not limited to:

•the inability of our remaining business to retain qualified personnel necessary to effectuate the Restructuring and run the remaining business;
•potential disruption of the operations of our remaining business and diversion of management’s attention from such business and operations;
•exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Restructuring;
•negative impact on our business relationships, including but not limited to relationships with our old customers, suppliers, vendors, and employees; and
•unintended negative consequences from changes to our business profile.
If any of these or other factors impair our ability to successfully implement the Restructuring, we may not be able to realize other opportunities as we may be required to spend additional time and incur additional expense relating to the Restructuring that otherwise would be used on other opportunities, which could adversely impact our business, results of operations and financial condition and cash flows.
Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations or obtain other financing.
Our ability to continue to have the liquidity necessary to service our debt and meet financial covenants under our 2022 Credit Agreement depends on us generating sufficient cash, either through cash flows from operations or other financings. While we believe that cash on hand, distribution revenue from left-heart access Products to Medtronic and future earnouts will generate sufficient cash flows to service our debt and meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations and the potential borrowing restrictions imposed by our Lenders based on their credit judgment.
In the event that we are unable to timely service our debt or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, reduce or delay capital expenditures, liquidate inventory through additional discounting, sell material assets or operations or seek other financing opportunities. There can be no assurance that these options would be available to us and our inability to address our liquidity needs could materially and adversely affect our operations and jeopardize our business, results of operations and financial condition, including a default under the 2022 Credit Agreement which could result in all amounts outstanding under such facility becoming immediately due and payable.
If our Restructuring is not successful, our Board of Directors may decide to pursue a liquidation and dissolution of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, including under our 2022 Credit Agreement.
There can be no assurance that the Restructuring will be successful or that we will realize the anticipated benefits, including achievement of positive cash flow. If the Restructuring is not successful, our Board of Directors may decide to pursue an assignment for the benefit of creditors, a reorganization or a dissolution of the Company and liquidation of all our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution may be reduced as we continue to fund our operations. The process of liquidation may be lengthy, and we cannot make any assurances regarding the timing of completing such a process. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, including any under our 2022 Credit Agreement, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution. In addition to our obligations to our Lenders and other creditors, our financial commitments and contingent liabilities may include: (i) personnel costs, including severance; (ii) contractual obligations to third parties; (iii) non-cancelable lease obligations; and (iv) potential litigation against us.
As a result of the requirement to reserve for contingencies, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their remaining investment in the event of a liquidation, dissolution or winding up.
Risks Related to Our Common Stock
Our failure to maintain compliance with Nasdaq's continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On May 1, 2023, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock, for the prior 30 consecutive business days, we were not in compliance with the Bid Price Requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement. On October 19, 2023, we applied to transfer our securities from The Nasdaq Global Market to The Nasdaq Capital Market. On October 27, 2023, we received a letter from the Staff notifying us that we were eligible for an additional 180-calendar day period, or until April 29, 2024, to regain compliance with the Bid Price Requirement and approving our application to list our securities on The Nasdaq Capital Market. Our securities were transferred to The Nasdaq Capital Market at the opening of business on October 31, 2023. Our continued compliance with the Bid Price Requirement is dependent on our share price and there can be no assurance that we will continue to satisfy Nasdaq's minimum financial and other requirements in future periods.
The perception among investors that we are at heightened risk of a deficiency under the Bid Price Requirement and of subsequent delisting could negatively affect the market price of our securities and trading volume of our common stock. Additionally, any delisting determination, if made following the notification of a deficiency and expiration of any applicable cure period, could seriously decrease or eliminate the value of an investment in our common stock. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in our common stock, we could face substantial material adverse consequences including, but not limited to: limited availability for market quotations for our common stock; reduced liquidity with respect to our common stock; a determination that our common stock is a "penny stock" under SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; and limited news and analyst coverage.
If our common stock is delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be restricted and negatively impacted and our obligations under our 2022 Warrants and 2022 Credit Agreement may be accelerated.
If our common stock is delisted from Nasdaq and is traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If our common stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock is no longer a penny stock.
In addition to the foregoing, the delisting of our common stock from the Nasdaq Capital Market (without immediate relisting or requoting on either the New York Stock Exchange, the NYSE American or the NASDAQ Global Market), constitutes a Major Transaction (as defined in the 2022 Warrants) under the 2022 Warrants, and holders of the 2022 Warrants may elect to have their 2022 Warrants redeemed by us for an amount equal to the Black-Scholes value of such warrant, in cash. Furthermore, the occurrence of a Major Transaction constitutes an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement. If such Event of Default occurs, and is continuing, Wilmington Trust, National Association may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. We may also be subject to final payment fees of an additional $1.9 million that are due upon prepayment, on the maturity date or upon acceleration, as well as prepayment penalties, as set forth in the 2022 Credit Agreement.

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our debt arrangements. In each of the foregoing cases, the acceleration of our obligations under the 2022 Warrants and the 2022 Credit Agreement would materially and adversely affect our business, financial condition and results of operations.
Item 2. Recent Sales of Unregistered Securities.
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39430	3.1	August 10, 2020
3.2	Amended and Restated Bylaws	8-K	001-39430	3.2	August 10, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021
10.1	Amendment No. 2 to 2022 Credit Agreement dated November 8, 2023, among the Company and the Lenders party thereto	8-K	001-39430	10.1	November 13, 2023
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Acutus Medical, Inc. (Registrant)

Date: November 14, 2023	By:	/s/ David H. Roman
David H. Roman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Takeo Mukai
Takeo Mukai Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)