Form 10-K
period 2023-12-31
Acutus Medical, Inc.
filed 2024-04-01
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
__________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $0.89 per share of the Registrant’s common stock on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was approximately $26.0 million . For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On March 25, 2024, there were 29,715,962 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
Auditor Name:     KPMG LLP         Auditor Location:     San Diego, California          Auditor Firm ID: 185

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future business plans and operations, financial condition and prospects, operating results, revenue, earnings, liquidity, estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, cost management program, expectations regarding our recent acquisitions or dispositions, expectations surrounding our recent Restructuring (as defined below), our manufacturing capabilities and strategies, our continued relationship with Medtronic, Inc. (“Medtronic”), the trading of our common stock, and the reasonableness of the carrying value related to specific financial assets and liabilities.
Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements.
We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, or SEC. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Annual Report on Form 10-K.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, but are not limited to, the following:
◦The Restructuring has changed, and is expected to continue to significantly change, our business, and may result in disruption to our continuing business.
◦We are dependent on our strategic relationship with Medtronic for all of our revenue, with no sales or marketing capabilities of our own, and the loss of this partner would completely eliminate our revenue. We currently depend on revenue generated from a single business line (manufacturing Medtronic’s left-heart access portfolio) and for the foreseeable future will be significantly dependent on a limited number of products.
◦Our business is not diversified. If our sole business line is disrupted, our business and results of operations would be adversely affected.
◦If our distribution agreement with Medtronic terminates upon the occurrence of the Second Closing (as defined below) or for any other reason, and following the conclusion of the Net Sales Earnout (as defined below) period, we will have no sources of revenue.
◦There are continued risks associated with the Restructuring, including our ability to complete the wind down and to manage the associated Restructuring and transition costs to realize the anticipated benefits, the impact of the Restructuring on our relationships with our employees, our major customers, distributors and vendors and unanticipated expenses and charges that may be incurred as a result of the Restructuring, such as litigation risks, including litigation regarding contract termination and employment and workers’ compensation.
◦Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations or obtain other financing.
◦If our Restructuring is not successful, our board of directors may decide to pursue a liquidation and dissolution of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, including under our 2022 Credit Agreement (as defined below).
◦We historically had net losses, and our new business following the Restructuring may not be profitable or continue to generate any revenue.
◦The commercial success of the Products (as defined below), and thus our ability to generate revenue from Medtronic’s sales of the Products, will depend upon attaining significant market acceptance of the Products among hospitals, physicians, patients and payors.
◦We operate in a highly competitive industry, and if we or the Products are unable to compete successfully, our sales to Medtronic may decline and our revenue from Medtronic’s sales of the Products to end-users may be reduced, and there would be a material adverse effect on our business and results of operations.
◦Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business.
◦We depend upon third-party suppliers, including single-source suppliers, making us vulnerable to supply disruptions and price fluctuations.
◦Defects or failures associated with the Products could lead to recalls, safety alerts or litigation, as well as significant costs and negative publicity for our business.
◦Regulatory compliance is expensive, complex and uncertain, and failure to comply could lead to enforcement actions against us and other negative consequences for our business.
◦We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and Israel and Hamas. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or Gaza or any other geopolitical tensions.
◦Our failure to maintain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements would result in the delisting of our common stock.
If our common stock is delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be negatively impacted.

PART I

Item 1. Business.
Overview
Historically, we designed, manufactured and marketed a range of tools for catheter-based ablation procedures to treat various arrhythmias. Our product portfolio included novel access sheaths, diagnostic and mapping catheters, conventional and contact ablation catheters, mapping and imaging consoles and accessories, as well as supporting algorithms and software programs. Our foundational product was our AcQMap Imaging and Mapping System, which was designed to rapidly and accurately identify ablation targets and to confirm both ablation success and procedural completion.
In April 2022, we announced that we agreed to sell our left-heart access product portfolio to Medtronic and refinance existing debt with a new longer-term credit facility to recapitalize our business and fund our strategic growth priorities. Pursuant to the sale transaction, Medtronic paid upfront cash consideration of $50.0 million (of which $4.0 million was paid into an indemnity escrow account for a period of 18 months), and we became eligible for contingent cash consideration of up to $37.0 million (of which we earned $20.0 million on October 31, 2022 and $17.0 million on December 31, 2022) plus a portion of Medtronic’s future net sales of the left-heart access product portfolio. In conjunction with the sale of our left-heart access product portfolio, we executed a distribution agreement with Medtronic (the “Distribution Agreement”), pursuant to which we agreed to manufacture and supply these left-heart access products to Medtronic as exclusive distributor of the product line for an initial term of up to four years at specified transfer prices. We will also continue to be eligible for earnout payments on Medtronic’s net sales of the left-heart access product portfolio through 2027.
In November 2023, we announced, following an extensive strategic review by our board of directors, and in light of the current financing environment and the capital investments required to achieve leadership in the electrophysiology market, that we had determined to reallocate capital from our mapping and ablation business to the manufacturing of left-heart access products for Medtronic under the Distribution Agreement, which we believe will maximize the potential for future contingent cash consideration and cash flow. As part of this restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath, or associated accessories, though we continue to explore strategic alternatives for these businesses (including a potential sale of related assets).
As a result of this restructuring, we rely solely on our strategic partnership with Medtronic to generate revenue through (i) the manufacture of the left-heart access product portfolio for Medtronic at transfer prices specified under our Distribution Agreement and (ii) potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users.
Left-Heart Access Portfolio Sale and Distribution Agreement
On June 30, 2022, we completed the first closing (the “First Closing”) of the sale of our left-heart access portfolio in accordance with the Asset Purchase Agreement with Medtronic executed on April 26, 2022 (the “Asset Purchase Agreement”), pursuant to which we sold to Medtronic our AcQCross® line of sheath-compatible septal crossing devices, the AcQGuide® MINI integrated crossing device and sheath, the AcQGuide FLEX steerable introducer with integrated transseptal dilator and needle and the AcQGuide® VUE steerable sheaths (the “Products”). Pursuant to the Asset Purchase Agreement, Medtronic paid cash consideration of $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing, and acquired from us, among other things, intellectual property rights to the Products and certain equipment used in the manufacturing of the Products. A second closing would occur on a date determined by Medtronic, but no later than the fourth anniversary of the First Closing, subject to the satisfaction of customary closing conditions (the “Second Closing”). At the Second Closing, Medtronic would acquire certain additional assets relating to the Products, primarily supplier agreements and permits and design and specification files required for Medtronic to become the manufacturer of record of the Products, for no additional consideration.
Under the Asset Purchase Agreement, we also became eligible to receive contingent cash consideration of up to $37.0 million plus a portion of Medtronic’s future net sales from the Products, as follows:
(i)    $20.0 million upon our completion, to the reasonable satisfaction of Medtronic, of certain conditions set forth in the Asset Purchase Agreement relating to our becoming a qualified supplier of Medtronic for the Products, including demonstration of ISO 14971:2019 compliance, completion of certain test method validations and compliance with certain other reporting requirements (the “OEM Earnout”);
(ii)    $17.0 million upon the earlier of (A) the Second Closing or (B) our initial submission for Conformité Européenne Mark, or CE Mark, certification of the Products under the European Union Medical Devices

Regulation, or MDR, to the reasonable satisfaction of a third-party regulatory consultant, subject to certain other conditions as set forth in the Asset Purchase Agreement (the “Transfer Earnout”); and
(iii)    amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the Products achieved by Medtronic over each year over a four-year period beginning on the first full quarter after Medtronic’s first commercial sale of a Product and achievement of the OEM Earnout (the “Net Sales Earnouts”).
On October 31, 2022, we achieved the OEM Earnout, and payment of $20.0 million from Medtronic was received in November 2022. Further, on December 1, 2022, Medtronic qualified us as an original equipment manufacturer (“OEM”) and accordingly, we began to manufacture the Products exclusively for Medtronic under the Distribution Agreement. The Distribution Agreement has an initial term ending on the date of the Second Closing. If the Second Closing has not occurred on or prior to the fourth anniversary of the First Closing, then the Distribution Agreement will automatically renew thereafter for successive one-year periods, unless either we or Medtronic provides notice of non-renewal at least 180 days before the end of the then current term.
On December 31, 2022, we achieved the Transfer Earnout for our submission for CE Mark certification of the Products under the European Union MDR, to the reasonable satisfaction of a third-party regulatory consultant, and payment of $17.0 million was received from Medtronic on January 14, 2023.
The quarterly measurement period for the Net Sales Earnouts began on January 30, 2023, and such earnout payments began in January 2024 and will continue quarterly each quarter thereafter until 2027. In 2023, we earned $9.4 million related to the Net Sales Earnouts, with $7.3 million paid in January 2024.
Strategic Realignment and Restructuring
In November 2023, our board of directors approved a strategic realignment of resources and corporate restructuring (the “Restructuring”). We began implementation of a shift in our business model to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio under the Distribution Agreement, including to earn potential Net Sales Earnouts. As part of the Restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath or associated accessories and are exploring strategic alternatives for these businesses (including a potential sale of related assets). We expect that the Restructuring will be substantially complete in the first quarter of 2024.
As part of the Restructuring, we initiated a reduction in our workforce of approximately 160 employees, representing approximately 65% of our employees, that is expected to be completed by the first quarter of 2024. In compliance with the Worker Adjustment and Retraining Notification Act, we provided pre-termination notices to affected employees and government authorities where required. We entered into retention arrangements with certain employees who remained with us to assist with the Restructuring and operation of our left-heart access distribution business.
As of December 31, 2023, we have recognized $18.6 million of the estimated $21.0 million to $32.0 million of pre-tax restructuring and exit-related charges, of which $0.7 million of the estimated $2.0 million to $3.0 million represented cash expenditures for the payment of severance and related benefit costs, $0 of the estimated $3.0 million to $4.0 million represented cash expenditures for the payment of retention bonuses to certain employees that are assisting with the Restructuring, less than $0.1 million of the estimated $2.0 million to $5.0 million represented cash expenditures for other restructuring costs, and $18.0 million of the estimated $14.0 million to $20.0 million represented non-cash pre-tax impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. A majority of the non-cash charges was incurred in the fourth quarter of 2023, while the majority of the cash expenditures charges is expected to be incurred in the first quarter of 2024.
Overview of the Products We Manufacture
Historical Products
Historically, we designed, manufactured and marketed a range of tools for catheter-based ablation procedures to treat various arrhythmias. Our foundational and most highly differentiated product was our AcQMap Imaging and Mapping System which offered a non-contact map paradigm-shifting approach to mapping the drivers and maintainers of arrhythmias with unmatched speed and precision. We established a broad portfolio of electrophysiology products that complemented our AcQMap System. In addition to our AcQMap System, our commercial product portfolio included a suite of access devices and full product lines of diagnostic and, in our European markets, ablation catheters. We also launched the AcQBlate Force Sensing Ablation System following the December 2020 receipt of CE Mark approval in Europe.

As part of the Restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath or associated accessories.
Current Products
Following the Restructuring and the shift in our business model to solely supporting the manufacturing and distribution of the Products to Medtronic, we manufacture transseptal crossing devices and associated accessories, such as integrated transseptal dilators and needles, fixed-curve or steerable introducers, and steerable sheaths (i.e., the Products). These Products are used to access the left side, or left atrium, of the cardiac anatomy and are used in a range of medical applications, including in electrophysiology and structural heart procedures. The technology supports physicians during a critical component of an ablation or structural heart procedure.
The transseptal crossing devices that we manufacture for Medtronic include versions that are length-, diameter- and tip-matched and designed to lock into the hub of sheaths used in many left-heart procedures. These devices enable mechanical septal crossing with a spring-loaded needle that can also be enhanced with concurrent delivery of radiofrequency energy. They streamline the procedural workflow by eliminating the need for wire and needle exchanges, as they incorporate a retained guidewire within the hollow crossing needle.
The fixed-curve and steerable introducers are indicated for introducing various cardiovascular catheters into the heart, including the left side of the heart through the interatrial septum. They are designed to facilitate vascular access to the heart and then provide catheter positioning (fixed or variable) within the cardiac anatomy.
The steerable sheaths are designed to facilitate handling and deliverability of interventional devices.
We previously obtained U.S. Food and Drug Administration, or FDA, clearance for the Products in April 2021 and for additional configurations of the Products in June 2022 and submitted an application for CE Mark under the European Union MDR for the Products in December 2022.
We believe the unique attributes of the Products that we manufacture for Medtronic offer significant clinical benefits relative to the current standard of care. The Products are designed for patient safety and procedural efficiency, allowing for fewer steps than a traditional transseptal access workflow.
The transseptal crossing devices contain a spring-tensioned safety needle that only deploys when actuated. The matched integrated dilator and needle lock together with introducers as one unit for control and ease of use.
The transseptal crossing devices incorporate a retained guidewire within the hollow crossing needle. This design reduces exchanges and allows physicians to reposition without requiring wire and needle exchanges. The elimination of guidewire and needle exchanges facilitates transseptal crossing procedures, as the optimal septal crossing location and angle differ depending on the procedure so the ability to easily reposition without cumbersome catheter withdrawals and exchanges is important.
Market and Industry
Electrophysiology involves the diagnosing and treating of abnormal electrical activities of the heart. Electrophysiology products include devices used by electrophysiologists and interventional cardiologists for the treatment of cardiac arrhythmias, or heart rhythm disorders, which are common and can occur when the heart beats too rapidly, too slowly or irregularly. If left untreated, arrhythmias can result in debilitating symptoms, heart failure, stroke and sudden cardiac death. Atrial fibrillation, or AF, is the most common arrhythmia and is characterized by rapid and irregular activation of the heart. This irregular behavior increases the potential to develop blood clots within the upper chambers of the heart, which can then circulate to other organs, leading to reduced blood flow and strokes.
Structural heart conditions involve defects or disorders in the heart’s structure—its valves, walls, chambers or muscles. Structural heart products include those used by interventional cardiologists to treat defects of the heart, such as valve stenosis (stiffness) and valve regurgitation (leaky valve). Surgical repair of the valve may be required in such circumstances.
The Products we manufacture for Medtronic are used in electrophysiology and structural heart procedures. An estimated several hundred thousand transseptal crossings are performed annually during these procedures. The Products support the challenging and critical step of accessing the left atrium during electrophysiology and structural heart procedures such as atrial fibrillation ablation procedures, left atrial appendage occlusions, and transcatheter mitral valve repairs. They simplify transseptal crossing for electrophysiologists and interventional cardiologists to improve workflow, add procedural efficiencies and help alleviate complexity during left heart procedures.

Our Strategy
Our strategy is to increase our value to our strategic partner, Medtronic, as a contract manufacturer of the Products in the electrophysiology and structural heart markets such that Medtronic decides to continue to use us as a manufacturer of some or all of the Products at transfer prices. Important elements of our strategy include vigorously pursuing manufacturing improvements, and focusing on efficient manufacturing, high quality and reliability so that we are well positioned to capture manufacturing demands from Medtronic. For more information regarding these risks, please see the section titled “Risk Factors—Risks Related to the Restructuring."
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.
Following the Restructuring, we compete with contract manufacturers of cardiovascular medical devices on the basis of our ability to perform our obligations as a manufacturer of the Products for Medtronic under the Distribution Agreement. We also face competition from Medtronic, which may determine to employ in-house capabilities to produce some or all of the Products. We believe that the principal competitive factors in the manufacturing services market are cost; accelerated production time-to-market; higher efficiencies; global locations; rapid scale production; advanced technologies; quality; and improved pricing of components.
In addition, because our revenue is dependent on Medtronic’s ability to sell the Products, we face indirect competition from Medtronic’s competitors for heart access products in the electrophysiology field, which we believe to include Abbott Laboratories, Biosense Webster Inc. (a Johnson & Johnson Company), and Boston Scientific Corporation.
Many competitors in the manufacturing services industry and the electrophysiology field are large, well-capitalized companies with significantly greater market share and resources. Therefore, they are able to spend more on product development, manufacturing, marketing, sales and other product initiatives. We believe that the principal competitive factors in the electrophysiology field are: name recognition; relations with healthcare professionals, customers and third-party payors; quality and depth of distribution networks; breadth of product lines and the ability to offer rebates or bundle products to offer discounts or other incentives; capabilities in research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and financial and human resources for product development, manufacturing, sales and marketing and patent prosecution.
Intellectual Property
We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our technology and the continued commercialization of the Products by Medtronic.
As of December 31, 2023, our patent portfolio included 42 solely owned or exclusively licensed U.S. patents and 21 solely owned or exclusively licensed pending U.S. patent applications (including two solely owned Patent Cooperation Treaty, or PCT, application and one solely owned provisional U.S. patent applications). In addition, we solely owned or exclusively licensed 60 issued patents and 48 pending patent applications in jurisdictions outside the United States. Of our 69 pending patent applications (U.S. and outside the U.S.), six have been allowed. Following the Restructuring, we no longer intend to maintain pending patent applications. Our patents are scheduled to expire between 2027 and 2039. Further, pursuant to our sale of the Products to Medtronic, we no longer retain rights to any patents covering the Products.
For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
Manufacture and Supply
We manufacture the Products for Medtronic at our approximately 50,800 square foot facility in Carlsbad, California. This facility provides approximately 15,750 square feet of space for our production operations, including manufacturing, quality control and storage. We believe our existing facility is sufficient to meet our current manufacturing needs and we believe that adequate additional space will be available if we require it.
We stock inventory of raw materials, components and finished goods at our facility in Carlsbad. We rely on a single or limited number of suppliers for certain raw materials and components, and we generally have no long-term supply arrangements with our suppliers, as we generally order on a purchase order basis.

Government Regulation
Our manufacturing operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States, set forth in 21 CFR part 820, and the European Medical Device Directive 93/42/EEC and amendments, and the Products comply to ISO 13485 for manufacturing for medical devices marketed in the European Union. In addition, the Carlsbad facility is licensed by the California Food and Drug Branch.
We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, our Notified Body, DQS-MED, regularly inspects our manufacturing and operational facilities to ensure ongoing ISO 13485 compliance in order to maintain CE Mark.
We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances. As of December 31, 2023, there were no material capital expenditures for environmental control facilities. Although there is no assurance that existing or future environmental laws applicable to our operations or the Products we manufacture will not have a material adverse effect on our operations, cash flows or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.
Human Capital Resources
As part of the Restructuring, we initiated a reduction in workforce of approximately 160 employees, representing approximately 65% of our employees, that is expected to be completed by the first quarter of 2024. In compliance with the Worker Adjustment and Retraining Notification Act, we have provided pre-termination notices to affected employees and government authorities where required. We also entered into retention arrangements with certain employees who remained with us to assist with the Restructuring and operations of our left-heart access distribution business. As of December 31, 2023, we had 233 employees, of which 230 are full-time employees.
As of December 31, 2023, we have paid $0.7 million of the estimated $2.0 million to $3.0 million in cash expenditures for the payment of severance and related benefit costs and $0 of the estimated $3.0 million to $4.0 million in cash expenditures for the payment of retention bonuses to certain employees that are assisting with the Restructuring. The majority of the cash expenditures charges are expected to be incurred in the first quarter of 2024.
We believe that the success of our business will depend, in part, on our ability to retain qualified personnel, especially our manufacturing personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Culture & Values
We pride ourselves on being a company comprised of dedicated and talented individuals working together to make a distinctive mark within the medical device industry. As employees of Acutus, we are:
◦Accountable to patients, physicians and each other;
◦Courageously pursuing continuous improvement;
◦United as one team achieving excellence;
◦Tenacious about quality;
◦Uncompromising in integrity; and
◦Science based-talent driven.
Business Ethics & Compliance
We are committed to conducting our business affairs with Medtronic, employees, suppliers, competitors, the government, the public and our shareholders with honesty and integrity and in accordance with the highest ethical standards. We believe that one of our most valuable assets is our reputation for integrity, professionalism and fairness. We are focused on ensuring that our legal, compliance and risk mitigation policies and programs are designed to hold ourselves to the highest standards of business conduct.
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
“Acutus,” the “Acutus” logo, “Acutus Medical,” the “Acutus Medical” logo, “AcQMap,” the “AcQMap” logo, “AcQBlate,” the “AcQBlate” logo, “AcQGuide,” the “AcQGuide” logo], “AcQRef,” the “AcQRef” logo, “SuperMap,” the “SuperMap” logo, “UNCOVER AF” and the “UNCOVER AF” logo are trademarks or registered trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this report are our property. Solely for convenience, our trademarks and trade names referred to in this report appear without the ™ or ® symbol, but those references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names. Other trade names, trademarks and service marks appearing in this report are the property of their respective owners.
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
On November 8, 2023, we announced a strategic realignment of resources and corporate restructuring to reallocate capital from our mapping and ablation businesses to our left-heart access distribution relationship with Medtronic (i.e., the Restructuring), to maximize the potential for future earnouts and cash flow. The Restructuring involves streamlining our operations, including the winding down of our mapping and ablation businesses, as well as a significant reduction in our workforce. Our restructuring activities may divert management’s attention from our remaining business operations, which may result in adverse effects on our existing relationships with our partners and suppliers. If management is unable to successfully manage this transition and associated restructuring activities, or if we are required to take additional actions to support our business objectives, our expenses may be more than expected and may vary significantly from period to period and we may be unable to implement our new business strategy. There can be no assurance that we will avoid disruption in the business and be able to continue to manufacture at the levels required to earn the potential of the sales earnouts from Medtronic. As a result, our future financial performance, operations, and prospects may be negatively affected.
We are dependent on our strategic relationship with Medtronic for all of our revenue, with no sales or marketing capabilities of our own, and the loss of this partner would completely eliminate our revenue. We currently depend on revenue generated from a single business line (manufacturing Medtronic’s left-heart access portfolio) and for the foreseeable future will be significantly dependent on a limited number of products.
Following the Restructuring, we are completely dependent on our sales to Medtronic, as our business model has shifted to solely supporting the manufacturing and distribution of the Products to Medtronic pursuant to the Distribution Agreement. As our sole line of business is manufacturing and distributing the Products to Medtronic, our sole revenue stream comes from the sale of Products to Medtronic at transfer prices specified in the Distribution Agreement and potentially earning the associated earnout payments we may become eligible to receive from Medtronic under the Asset Purchase Agreement, with earnout payments beginning in January 2024 and continuing quarterly each quarter thereafter until 2027. As we have no marketing or sales capabilities of our own, our success depends on Medtronic performing its obligations under the Distribution Agreement and continuing to market and successfully sell the Products to end-users. There can be no assurance that Medtronic will be able to, or will, perform its obligations under the Distribution Agreement, or continue to market and successfully sell the Products. A decision by Medtronic, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to significantly decrease the number of Products purchased from us or to change their manner of doing business with us, could substantially reduce our revenue. The loss of Medtronic as a strategic partner, including as a result of Medtronic deciding to no longer market and sell the Products, would have a significantly negative effect on our overall operations and would likely completely eliminate our revenue.
In addition, following our Restructuring, and for the foreseeable future thereafter, we depend on revenue generated from sales of a single line of products, the left-heart access Products, to a single party, Medtronic. To the extent that our production of the left-heart access Products or sales thereof by Medtronic are delayed or reduced, or the Products are not well-received by the market for any reason (including Medtronic’s failure to successfully market the Products), our revenue and cash flow would be adversely affected.
Our business is not diversified. If our sole business line is disrupted, our business and results of operations would be adversely affected.
Larger companies have the ability to manage their risk through diversification. Following the implementation of the Restructuring, including the winding down of our mapping and ablation businesses, our business lacks such diversification. The Restructuring reduces our ability to manage risk through diversification as we are solely reliant on our relationship with Medtronic to generate all our revenue. As a result, we could potentially be more impacted by factors affecting the medical technology industry in general and us in particular, than would be the case if our business was more diversified. If there is any disruption to our production, the Products, or Medtronic’s ability and willingness to sell the Products, our business, results of operations and financial condition could be adversely impacted.
If our Distribution Agreement with Medtronic terminates upon the occurrence of the Second Closing or for any other reason, and following the conclusion of the Net Sales Earnout period, we will have no sources of revenue.
Our sole revenue stream comes from the sale of Products to Medtronic at transfer prices specified in the Distribution Agreement and potentially earning the Net Sales Earnouts we may become eligible to receive from Medtronic under the Asset Purchase Agreement, with earnout payments beginning in January 2024 and continuing quarterly each quarter thereafter until 2027. The Distribution Agreement has an initial term ending on the date of the Second Closing. If the Second Closing has not occurred on or prior to the fourth anniversary of the First Closing, then the Distribution Agreement will automatically renew thereafter for successive one-year periods, unless either we or Medtronic provides notice of non-renewal at least 18-days before the end of the then current term.
If our Distribution Agreement terminates upon the occurrence of the Second Closing or for any other reason, and following the conclusion of the Net Sales Earnout period, we will have no sources of revenue unless Medtronic decides to continue to use us as a manufacturer of some or all of the Products at transfer prices. We plan to continue to invest in our operations, vigorously pursue manufacturing improvements, and focus on efficient manufacturing, high quality and reliability so that we are well positioned to capture manufacturing demands from Medtronic. However, there can be no assurance that Medtronic will decide to continue to use us as a manufacturer of the Products. In such circumstances, we will have no sources of revenue and will plan to reduce our operations to those necessary to identify and explore strategic options, including the sale, license or other disposition of one or more of our remaining assets, technologies or products and wind down our business. We have no intention of resuming any manufacturing or distribution activities. In the event that our board of directors determines that a liquidation and dissolution of our business is the best method to maximize stockholder value, we would file proxy materials with the SEC, and schedule an extraordinary meeting of our stockholders to seek approval of such plan as required.
There are continued risks associated with the Restructuring, including our ability to complete the wind down and to manage the associated Restructuring and transition costs to realize the anticipated benefits, the impact of the Restructuring on our relationships with our employees, our major customers, distributors and vendors and unanticipated expenses and charges that may be incurred as a result of the Restructuring, such as litigation risks, including litigation regarding contract termination and employment and workers’ compensation.
As part of the Restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcGuide Max 2.0 Steerable Sheath, and associated accessories. We supported AcQMap procedures with a small group of therapy managers through November 30, 2023. In addition, the implementation of our corporate restructuring has reduced our workforce by approximately 65%. We have incurred $16.4 million out of an estimated $21-32 million of pre-tax restructuring and exit-related charges, for associated employee severance and benefits, retention bonuses, other restructuring costs and the disposition of certain assets. We expect to incur additional costs until the Restructuring is complete, which may include additional severance, inventory liquidation, non-cash asset impairments and contract termination costs.
The amount of actual restructuring, transition and impairment charges may materially exceed our estimates, when determined, due to various factors outside of our control, including the actual outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts we intend to terminate or modify. We could incur significant liability if we do not successfully negotiate wind down provisions or new terms. For example, on February 2, 2024, Biotronik SE & Co. KG (“Biotronik”) sent a Notice of Rescission and Termination (the “Notice”) to us. The Notice provides that Biotronik rescinds and terminates the Bi-Lateral Distribution Agreements entered into with us on May 11, 2020 (the “Bi-Lateral Distribution Agreements”), effective immediately, based on the alleged repudiation of our contractual obligations under the Bi-Lateral Distribution Agreements, and alleges damages in an amount to be quantified by Biotronik. Biotronik has separately alleged that we breached our contractual obligations to it under the License and Distribution Agreement entered into with us and VascoMed GmbH, Germany on July 2, 2019 (the “LDA”), as a result of the wind down of our mapping and ablation businesses and alleges further damages.
On February 16, 2024, Biotronik and VascoMed GmbH, Germany (the “Biotronik Parties”) filed a Demand for Arbitration (the "Demand") against Acutus with the American Arbitration Association (who notified us of the Demand on February 29, 2024), alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. The Biotronik Parties allege that we breached, among other things, our obligations (i) to develop, manufacture, use and commercialize certain product lines under the LDA and the Manufacturing and Supply Agreement entered into on April 19, 2022 with Biotronik (the “MSA”); (ii) to distribute Biotronik products and manufacture and supply Acutus products under the Bi-Lateral Distribution Agreements, as applicable; and (iii) to use commercially reasonable efforts to perform and complete our responsibilities under the Feasibility and Development Agreement entered into on June 2, 2021 with Biotronik (the “F&DA”). The claim seeks, among other relief, $38.0 million in damages, attorney’s fees, other expenses and costs.
Our jurisdiction objection and any counterclaims are due on April 1, 2024. After that, the parties will appoint an arbitral tribunal and set a procedural timetable. We disagree with the Biotronik Parties’ allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws.
Because of uncertainties with respect to our Restructuring plans (including those described above), we may not be able to complete the Restructuring in the timeframe or on the terms or in the manner we expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Restructuring, our business, results of operations and financial condition would be adversely affected, and we may be forced to seek bankruptcy protection.
In addition, the Restructuring involves numerous risks, including but not limited to:
◦the inability of our remaining business to retain qualified personnel necessary to effectuate the Restructuring and run the remaining business;
◦potential disruption of the operations of our remaining business and diversion of management’s attention from such business and operations;
◦exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Restructuring;
◦negative impact on our business relationships, including but not limited to relationships with our old customers, suppliers, vendors, and employees; and
◦unintended negative consequences from changes to our business profile.
Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations or obtain other financing.
Our ability to continue to have the liquidity necessary to service our debt and meet financial covenants under our amended and restated credit agreement dated as of June 30, 2022, with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively referred to as “Deerfield” or “Lenders”) and Wilmington Trust National Association (“Wilmington Trust”) as administrative agent (the “2022 Credit Agreement”) depends on us generating sufficient cash, either through cash flows from operations or other financings. While we believe that cash on hand, distribution revenue from left-heart access Products to Medtronic and future earnouts will generate sufficient cash flows to service our debt and meet our obligations for the next twelve months, the foregoing expectation is dependent on a number of factors, including our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations and the potential borrowing restrictions imposed by our Lenders based on their credit judgment.
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
There can be no assurance that the Restructuring will be successful or that we will realize the anticipated benefits, including achievement of positive cash flow. If the Restructuring is not successful, our board of directors may decide to pursue an assignment for the benefit of creditors, a reorganization or a dissolution of the Company and liquidation of all our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. The process of liquidation may be lengthy, and we cannot make any assurances regarding the timing of completing such a process. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, including any under our 2022 Credit Agreement, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. There is a substantial likelihood that no cash will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. In addition to our obligations to our Lenders and other creditors, our financial commitments and contingent liabilities may include: (i) personnel costs, including severance; (ii) contractual obligations to third parties; (iii) non-cancelable lease obligations; and (iv) potential litigation against us.
As a result of the requirement to reserve for contingencies, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock [could][would likely] lose all or a significant portion of their remaining investment in the event of a liquidation, dissolution or winding up.
Risks Related to Our Business and the Products
The commercial success of the Products, and thus our ability to generate revenue from Medtronic’s sales of the Products, will depend upon attaining significant market acceptance of the Products among hospitals, physicians, patients and payors.
Our success depends, in part, on Medtronic continuing to market and successfully sell the Products to end-users, which in turn depends on the acceptance of the Products as safe, effective and, with respect to providers, cost-effective. We cannot predict how quickly, if at all, hospitals, physicians, patients or payors will accept the Products or, if accepted, how frequently they will be used. The Products may never gain broad market acceptance for some or all of the targeted indications. Hospitals, physicians, patients and payors must believe that the Products offer benefits over alternative treatment methods. Our future profitability largely depends on Medtronic’s ability to increase physician awareness of the Products and on the willingness of hospitals, physicians, patients or payors to adopt them. These parties may not adopt the Products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses that the Products are safe, effective and, with respect to providers, cost-effective on a stand-alone basis and relative to competitors’ products. Healthcare providers must believe that the Products offer benefits over alternative treatment methods. Physicians tend to be slow in changing their medical treatment practices and may be hesitant to select the Products for recommendation to their hospitals or patients for a variety of reasons, including:
◦long-standing relationships with competing companies and distributors that sell other products;
◦competitive responses and negative selling efforts from providers of alternative products;
◦lack of experience with the Products;
◦lack or perceived lack of sufficient clinical evidence, including long-term data, supporting safety or clinical benefits; and
◦time commitment and skill development that may be required to gain familiarity and proficiency with the Products.
Some physicians may choose to utilize the Products on only a subset of their total patient population or may not adopt the Products at all. If Medtronic is not able to effectively demonstrate that the use of the Products is beneficial in a broad range of patients, adoption of the Products will be limited and may not occur as rapidly as we anticipate or at all, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that the Products will achieve broad market acceptance among hospitals and physicians. Additionally, even if the Products achieve market acceptance, they may not maintain that market acceptance over time if competing products, procedures or technologies are considered safer or more cost-effective or otherwise superior. Any failure of the Products to generate sufficient demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

Our reputation could also be negatively affected by safety or end-user satisfaction issues involving us or the Products, including product recalls. Any product recalls or other safety or end-user satisfaction issues relating to our reputation could negatively affect Medtronic’s ability to establish or maintain broad adoption of the Products, which would harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive industry, and if we or the Products are unable to compete successfully, our sales to Medtronic may decline and our revenue from Medtronic’s sales of the Products to end-users may be reduced, and there would be a material adverse effect on our business and results of operations.
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.
Following the Restructuring, we compete with contract manufacturers of cardiovascular medical devices on the basis of our ability to perform our obligations as a manufacturer of the Products for Medtronic under the Distribution Agreement. We also face competition from Medtronic, which may determine to employ in-house capabilities to produce some or all of the Products. We believe that the principal competitive factors in the manufacturing services market are cost; accelerated production time-to-market; higher efficiencies; global locations; rapid scale production; advanced technologies; quality; and improved pricing of components.
In addition, because our revenue is dependent on Medtronic’s ability to sell the Products, we face indirect competition from Medtronic’s competitors for heart access products in the electrophysiology field, which we believe to include Abbott Laboratories, Biosense Webster Inc. (a Johnson & Johnson Company), and Boston Scientific Corporation.
Many competitors in the manufacturing services industry and the electrophysiology field are large, well-capitalized companies with significantly greater market share and resources. Therefore, they may be able to spend more on product development, manufacturing, marketing, sales and other product initiatives. We believe that the principal competitive factors in the electrophysiology field are: name recognition; relations with healthcare professionals, customers and third-party payors; quality and depth of distribution networks; breadth of product lines and the ability to offer rebates or bundle products to offer discounts or other incentives; capabilities in research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and financial and human resources for product development, manufacturing, sales and marketing and patent prosecution.
Our success depends on our ability to:
◦obtain and maintain regulatory clearances or approvals;
◦leverage our strategic relationship with Medtronic to sell Products to them and potentially earn earnouts under the Asset Purchase Agreement;
◦retain skilled personnel, especially our manufacturing personnel; and
◦cost-effectively manufacture the Products.
If we or the Products are not able to compete successfully, our sales to Medtronic may decline and our revenue from Medtronic’s sales of the Products to end-users may be reduced, and there would be a material adverse effect on our business and results of operations.
Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly and annual results of operations, including our revenue, operating results and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or other period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:
◦the level of demand for the Products, which may vary significantly from period to period;
◦the degree of competition in the electrophysiology industry and any change in the competitive landscape of the electrophysiology industry including consolidation among market participants;

◦the coverage and reimbursement policies with respect to the procedures using the Products and potential future products that compete with the Products;
◦the timing and cost of, and level of investment in, development and regulatory approval relating to the Products, which may change from time to time;
◦the cost of manufacturing the Products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers;
◦the occurrence of natural disasters, outbreaks of disease or public health crises such as the COVID-19 pandemic; and
◦future accounting pronouncements or changes in our accounting policies.
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
We rely on third-party suppliers to provide us with certain components of our products, some of which are single-source suppliers. In some cases, we do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single-source suppliers. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. For example, the single-source supplier of raw materials for one of our historical products was unable to meet our shipment demands during late 2022, which impacted our ability to produce finished goods. Our suppliers may also cease producing the components we purchase from them or otherwise decide to cease doing business with us. Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used in the Products would limit our ability to manufacture the Products and could have a material adverse effect on our business, financial condition and results of operations.
Defects or failures associated with the Products could lead to recalls, safety alerts or litigation, as well as significant costs and negative publicity for our business.
Our business is subject to significant risks associated with manufacture, distribution and use of medical devices that are placed inside the human body, including the risk that patients may be severely injured by or even die from the misuse or malfunction of the Products caused by design flaws or manufacturing defects. In addition, component failures, design defects, off-label uses or inadequate disclosure of product-related information could also result in an unsafe condition or in the injury or death of a patient. These problems could lead to a recall or market withdrawal of, or issuance of a safety alert relating to, the Products and could result in significant costs, negative publicity and adverse competitive pressure. Furthermore, the reporting of product defects or voluntary recalls to the FDA or analogous regulatory bodies outside the United States could result in manufacturing audits, inspections and broader recalls or other disruptions to our manufacturing processes. The circumstances giving rise to recalls are unpredictable, and any recalls of existing or future products could have a material adverse effect on our business, financial condition and results of operations.
We provide a limited warranty that the Products are free of material defects and conform to specifications, and we offer to repair, replace or refund the purchase price of defective products. As a result, we bear the risk of potential warranty claims on the Products. In the event that we attempt to recover some or all of the expenses associated with a warranty claim against us from our suppliers or vendors, we may not be successful in claiming recovery and any recovery from such vendor or supplier may not be adequate.
The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to product liability claims if the Products cause, or merely appear to have caused, an injury or death, even if due to physician error. In addition, an injury or death that is caused by the activities of our suppliers such as those that provide us with components and raw materials, or by an aspect of a treatment used in combination with the Products such as a complementary drug or anesthesia, may be the basis for a claim against us by patients, hospitals, physicians or others purchasing or using the Products, even if the Products were not the actual cause of such injury or death. We may choose to settle any such claims even if we believe that such injuries were not due to failure of the Products. An adverse outcome of any such claim involving one of the Products could result in reduced market acceptance and demand for any or all of the Products and could harm our reputation. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, financial condition and results of operations.
Although we carry product liability insurance, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not continue to be available on acceptable terms, if at all. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses and reduce our sales to Medtronic. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. Product liability claims could cause us to incur significant legal fees and deductibles, and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results. Defending a suit regardless of its merit or eventual outcome could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market, in product recalls or in market withdrawals.
We are required to file adverse event reports under MDR regulations with the FDA which are publicly available on the FDA’s website. We are required to file MDRs if the Products we manufacture may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR that reports a significant adverse event could result in negative publicity, which could harm our reputation and Medtronic’s future sales. See “—Risks Related to Government Regulation—If any of the Products we manufacture cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.”
Our operations and financial results may be adversely impacted by the resurgence of COVID-19 or another global pandemic.
The markets we serve could see continued impacts from COVID-19 for the foreseeable future, and the emergence of new variants of COVID-19 creates significant uncertainty as to how long COVID-19 will continue to impact our business. The magnitude of the impact of the COVID-19 pandemic on our productivity, results of operations and financial position, and its disruption to our business will depend, in part, on the length and severity of outbreaks, on restrictions and other measures designed to prevent the spread of COVID-19 and on our ability to conduct business in the ordinary course.
The uncertainty of future pandemics or resurgences of COVID-19 could severely impact our business including:
◦significant interruptions to, or temporary closures of, our operations, including our manufacturing facility;
◦adverse effects on macroeconomic conditions as well as within the economies and financial markets of specific regions in which the Products are marketed by Medtronic;
◦continued depressed demand for the Products during a prolonged delay in physicians performing elective procedures using the Products, or due to focusing their resources elsewhere;
◦limitations in resources that would otherwise be focused on the conduct of our business, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed shelter-in-place or similar working restrictions; and
◦interruption in shipping that may affect the shipment of the Products to Medtronic.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and Israel and Hamas. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or Gaza or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and Gaza and Hamas. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine and Israel could lead to market disruptions including significant volatility in credit and capital markets.
Further, Russia’s prior annexation of Crimea, recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including an agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. In addition, the conflict in Gaza and surrounding areas has also created economic uncertainty and regional instability, including due to the risk of escalation into a wider regional conflict, and resulted in the imposition of sanctions targeting Hamas-affiliated individuals and entities. Such military actions and the resulting sanctions could adversely affect the global economy and financial markets.
Any of the above-mentioned factors could affect our business, prospects, financial condition and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.
Inability to retain highly skilled employees, especially manufacturing employees, could harm our business.
Our manufacturing operations depend on our ability to retain skilled professionals, especially manufacturing employees. Competition for skilled personnel in our market is intense, and we have from time to time experienced, and we expect to continue to experience, difficulty in retaining employees with appropriate qualifications on acceptable terms, or at all. Most of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. This is especially true as a result of the Restructuring. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees are likely not to value the stock awards they receive in connection with their employment. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “underwater” options are generally not useful as a motivation and retention tool for our existing employees. If we fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Changes to management, including turnover of our top executives, could have an adverse effect on our business.
Our business has experienced significant executive management changes. In July 2023, we announced the departure of Charlie Piscitello, our Senior Vice President, Chief People Officer, which departure became effective July 14, 2023. In November 2023, we announced the departure of (i) David Roman, our President and Chief Executive Officer, and Kevin Mathews, our Senior Vice President, Commercial, which departures became effective January 7, 2024 and (ii) Tom Sohn, our Chief Administrative Officer, General Counsel and Secretary, which departure became effective February 6, 2024. In November 2023, we also announced the appointment of Takeo Mukai as our Chief Executive Officer, which appointment became effective January 8, 2024. In addition to his role as Chief Executive Officer, Mr. Mukai continues to serve as Chief Financial Officer.
These leadership changes may be inherently difficult to manage and may hamper our ability to meet our financial and operational goals as new management becomes familiar with their roles and the business. Such changes may also result in added costs, uncertainty concerning our future direction, decreased employee morale, and the loss of personnel with deep institutional knowledge and industry relationships. Any of the foregoing could result in significant disruptions to our operations and impact our ability to execute on our business plans.
Further, we have increased our dependency on the remaining members of our executive management team to facilitate a smooth transition in leadership roles. Since our executive officers are at-will employees, they could terminate their employment with us at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.
Our results of operations could be materially harmed if we are unable to accurately forecast Medtronic demand for the Products and manage our inventory.
We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions, but keep limited components, sub-assemblies, materials and finished Products on hand. To ensure adequate inventory supply and manage our operations with our third-party manufacturers suppliers, we forecast anticipated materials requirements and demand for the Products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for the Products could be negatively affected by many factors, including our limited historical commercial experience, product introductions by competitors, an increase or decrease in Medtronic demand for the Products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.
Inventory levels in excess of Medtronic demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs, which could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we underestimate Medtronic demand for the Products or our own requirements for components, subassemblies and materials, our third-party manufacturers and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to Medtronic, any of which would damage our reputation, relationships and business. In addition, several components, sub-assemblies and materials incorporated into the Products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us, or at all, and our third-party manufacturers and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet Medtronic demand for the Products and our business, our financial condition and our results of operations.
The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business.
We rely on suppliers, vendors, and other third parties to manufacture and supply certain components of the Products. Using third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) changes in the cost of these purchases due to inflation, exchange rates, tariffs or other factors; and (vi) disagreements could cause delays in, or termination of, the manufacture and supply of the Products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory and other obligations may have a material adverse effect on our business, financial condition and results of operations.
The transfer pricing for our sale of Products to Medtronic under the Distribution Agreement may not be sufficient to cover our costs.
Manufacturers of medical devices have a history of price competition, and we can give no assurance that the transfer pricing for our sale of Products to Medtronic will be sufficient to cover our costs. Any decline in the amount that payors reimburse customers for procedures involving the use of the Products could make it difficult for customers to continue using or adopting the Products and could create additional pricing pressure for us. If we are forced to lower the price we charge Medtronic for the Products, our revenue and gross margins will decrease. If we are unable to maintain our prices, or if our costs increase, for example, due to increased inflation and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm our business, financial condition and results of operations.
If our facility becomes damaged or inoperable or if we are required to vacate a facility, we may be unable to manufacture the Products or we may experience delays in production or an increase in costs, which could adversely affect our results of operations.
We currently maintain our manufacturing operations in a building located in Carlsbad, California, and we do not have redundant facilities. Should our building be significantly damaged or destroyed by natural or man-made disasters such as earthquakes, fires (both of which are prevalent in California) or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our manufacturing would cease or be delayed, and our products may be unavailable. Because of the time required to authorize manufacturing in a new facility under federal, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity. While we maintain property and business interruption insurance, such insurance has limits and would not cover all damages, including losses caused by earthquakes or losses we may suffer due to the Products being replaced by competitors’ products. The inability to perform our development and manufacturing activities if our facilities become inoperable, combined with our limited inventory of materials and components and manufactured Products, may cause physicians to discontinue using the Products or harm our reputation with Medtronic, and we may be unable to re-establish a good relationship with Medtronic in the future. Consequently, a catastrophic event at our current facility or any future facilities could have a material adverse effect on our business, financial condition and results of operations.

We have limited experience manufacturing the Products in commercial quantities, which could harm our business.
Because we have only limited experience in manufacturing the Products in commercial quantities, we may encounter production delays or shortfalls. Such production delays or shortfalls may be caused by many factors, including the following:
◦an intent to expand our manufacturing capacity, as a result of which our production processes may have to change;
◦key components of the Products are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;
◦a delay in completing validation and verification testing for new controlled environment rooms at our manufacturing facility;
◦state and federal regulations including the FDA’s QSR for the manufacture of the Products, noncompliance with which could cause an interruption in our manufacturing; and
◦retention of qualified employees for our operations in order to significantly increase our manufacturing output.
If we are unable to keep up with demand for the Products, market acceptance for the Products could be harmed and physicians may instead elect to use our competitors’ products. Our inability to successfully manufacture the Products in sufficient quantities would materially harm our business.
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
Many medical device companies are consolidating to create new companies with greater market power. As the medical device industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for the Products from Medtronic, which may in turn reduce the price of the Products we charge Medtronic. If we reduce our prices because of consolidation in the healthcare industry, our revenue would decrease, which could have a material adverse effect on our business, financial condition and results of operations.
The sizes of the markets for the Products have not been established with precision and may be smaller than we estimate.
Our estimates of the total addressable markets for the Products are based on a number of internal and third-party estimates, including, without limitation, the number of transseptal crossings that occur annually in electrophysiology and structural heart procedures. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for the Products may prove to be incorrect. If the actual number of patients who would benefit from the Products, the price at which we can sell the Products to Medtronic or the total addressable market for the Products is smaller than we have estimated, it may impair our sales to Medtronic and have an adverse impact on our business.
The use, misuse or off-label use of the Products may result in injuries that lead to product liability suits, which could be costly to our business.
The Products have been cleared by the FDA for certain indicated uses. If physicians expand the patient population in which they elect to use the Products that is outside of the intended use approved or cleared by the FDA, then the use, misuse or off-label use of the Products may result in outcomes and adverse events including stroke and death, potentially leading to product liability claims. We cannot prevent a physician from using the Products for off-label applications or using components or products that are not compatible with the Products. Complications resulting from the use of the Products off-label or use by physicians who have not been trained appropriately, or at all, may expose us to product liability claims and harm our reputation.
The terms of our 2022 Credit Agreement, require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On June 30, 2022, we amended and restated our prior debt facility under the 2019 credit agreement with the 2022 Credit Agreement, which provided us with a senior term loan facility in aggregate principal amount of $35.0 million.
On August 4, 2023, we entered into Amendment No. 1 (“Amendment No.1”) to the 2022 Credit Agreement with Deerfield. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash we are required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by us.
On November 8, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2022 Credit Agreement with Deerfield. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require us to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by us.
On March 4, 2024, we entered into Waiver and Amendment No. 3 (“Amendment No. 3”) to the 2022 Credit Agreement. Previously, on February 16, 2024, the Biotronik Parties filed the Demand against us with the American Arbitration Association, alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3, among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event our common stock ceases to be listed on Nasdaq (without a comparable re-listing) (a “Delisting”) and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.
Our payment obligations under the 2022 Credit Agreement reduced cash available to fund working capital, capital expenditures, manufacturing and general corporate needs. In addition, indebtedness under the 2022 Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.
Our obligations under the 2022 Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiary. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the 2022 Credit Agreement contains customary affirmative and negative covenants restricting our activities, including limitations on:
◦dispositions, mergers or acquisitions; encumbering our intellectual property;
◦incurring indebtedness or liens;
◦paying dividends or redeeming stock or making other distributions;
◦making certain investments;
◦liquidating our company;
◦modifying our organizational documents;
◦entering into sale-leaseback arrangements; and,

◦engaging in certain other business transactions.
In addition, we are required to maintain a minimum liquidity amount of $10.0 million. Failure to comply with the covenants in the 2022 Credit Agreement, including the minimum liquidity covenant, could result in the acceleration of our obligations under the 2022 Credit Agreement, and, if such acceleration were to occur, would materially and adversely affect our business, financial condition and results of operations.
We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our debt arrangement. The obligations under the 2022 Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to regulatory approvals and a material adverse change in our business, operations or other financial condition. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, Wilmington Trust may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. The 2022 Credit Agreement also provides for final payment fees that are due upon prepayment, on the maturity date or upon acceleration, as well as prepayment penalties.
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
We have not historically collected sales and use, gross receipts, value added or similar taxes, although we may be subject to such taxes in various jurisdictions. One or more jurisdictions may seek to impose additional tax collection obligations on us, including for past sales. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use or other taxes on our services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us or otherwise harm our business, results of operations and financial condition.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2023, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $435.8 million and $128.0 million, respectively. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. If not utilized, our U.S. federal NOLs (and our state NOLs in conforming states) arising in taxable years beginning before 2018 will begin to expire in 2031. Deductibility of U.S. federal NOLs arising in taxable years beginning after 2017 may be carried forward 20 years and are limited to 80% of our taxable income before the deduction for such NOLs. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable net income than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact operating results.
If we experience significant disruptions in our information technology systems, our business may be adversely affected.
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of the Products, as well as for accounting, data storage, compliance, purchasing and inventory management. We do not have redundant information technology systems at this time. Our information technology systems may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We could be subject to any number of unintentional events that could involve a third party gaining unauthorized access to our systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Technological interruptions could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service Medtronic’s ability to use the Products for treatments. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our business, financial condition and results of operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or result in inappropriate disclosure of confidential or proprietary information, we could incur liability.
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
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
The information we stored historically includes sensitive data, including procedure-based information, and legally protected health information, insurance information and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, and that of our third-party billing and collections provider and other technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance, social engineering (including phishing), ransomware, supply chain attacks and vulnerabilities through our third-party partners, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations including state-sponsored organizations, bug or security vulnerabilities in the software or systems on which we rely or other disruptions. We rely extensively on IT systems, networks and services including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure by our workforce, by others with authorized access to our systems or by unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology including cloud-based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, in portable media or in storage devices. We could also experience a business interruption, a theft of confidential information or the reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and we continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could materially and adversely affect our business, financial condition and results of operations.
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
While we have not yet experienced significant seasonality in our results, it is not uncommon in our industry to experience seasonally weaker revenue during the summer months and end-of-year holiday season. We may be affected by seasonal trends in the future. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in the revenue we generate from Medtronic. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.
Climate-related events and other such similar events could harm our business.
Natural disasters, disease outbreaks and pandemics, power shortages, terrorism, political unrest, telecommunications failure, vandalism, geopolitical instability, war, climate-related events, and other events beyond our control could negatively impact our operations or otherwise harm our business. Such events may result in damage or loss of service to assets that our operations rely on, cause delays in Product availability, or result in losses of critical data, any of which may adversely impact our operations.
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including but not limited to floods, droughts, more frequent or intense storms and wildfires), or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our operations, as well as the operations of our suppliers and Medtronic. Our facilities and offices may be adversely impacted by natural disasters, including those intensified by climate change. Our locations, and those of Medtronic and our suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers, and other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our suppliers, or our ability to manufacture the Products for Medtronic, our business and results of operations could be adversely impacted. Longer term physical impacts may also result in changing end-user preferences, which may adversely impact demand for certain of the Products. Transition impacts of climate-related events may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Failure to disclose accurate climate-related events information in a timely manner may also adversely affect our reputation, business, or financial performance.
Risks Related to Our Financial Position and Need for Additional Capital
We historically had net losses, and our new business following the Restructuring may not be profitable or continue to generate any revenue.
We historically have incurred net losses since our inception in March 2011. For the year ended December 31, 2023, continuing operations had net loss of $11.9 million and for the year ended December 31, 2022, continuing operations had net income of $28.8 million, and our new business following the Restructuring may not be profitable or continue to generate any revenue. As of December 31, 2023, we had an accumulated deficit of $600.0 million. Our operations have been financed primarily by aggregate net proceeds from the sale of equity and debt securities, as well as other indebtedness. Historically, our losses and accumulated deficit have primarily been due to the significant investments we have made in our sales and marketing organization, clinical trials designed to provide clinical evidence of the safety and efficacy of our products and research and development and regulatory affairs to develop our products and support appropriate regulatory submissions. In the past, we have also invested in acquisitions of businesses, products and technologies that we believe complemented or expanded our historical portfolio, enhanced our technical capabilities or otherwise offered growth opportunities. In addition, historically, we have experienced negative gross margins as a result of significant investments in our infrastructure to support our commercial launch and to enable our production volumes to scale.
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

In order to support our continued operations, we need to raise additional capital, which will not likely be available to us on acceptable terms, or at all.
Historically, our primary uses of capital were investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, in the past, we acquired additional businesses, products or technologies that we believed could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. While the Restructuring is intended to reduce our operating expenses and optimize our cash resources by allowing us to focus exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic and continue to generate revenue from such sales and potentially earn the associated earnout payments, we may need to raise additional capital to fund our operations, and such additional funding is not likely to be available on acceptable terms, or at all. Following the Restructuring, we expect our primary uses of capital to be [investments in manufacturing and distributing the left-heart access Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, general administrative costs and working capital].
Our future liquidity and capital funding requirements will depend on numerous factors, including:
◦Medtronic’s success in selling the Products and our ability to achieve earnouts pursuant to the Asset Purchase Agreement with Medtronic;
◦the emergence and effect of competing or complementary products;
◦our ability to retain our current employees, especially our manufacturing employees; and
◦debt service requirements.
If we determine to raise additional funds, we may do so through equity or debt financings, if available to us at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate our manufacturing and distribution activities.
As of December 31, 2023, we had $29.4 million, in cash, cash equivalents, restricted cash and marketable securities. While we believe our existing cash, cash equivalents and marketable securities and anticipated cash earnouts generated from Medtronic’s sales of the Products will be sufficient to meet our anticipated cash needs for at least 12 months following the date of this Annual Report on Form 10-K, we cannot assure you that we will be able to generate sufficient liquidity as and when needed, or that revenue from Medtronic’s commercial sales will be adequate to fund our operating needs or achieve or sustain profitability. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Risks Related to Government Regulation
Regulatory compliance is expensive, complex and uncertain, and failure to comply could lead to enforcement actions against us and other negative consequences for our business.
The current Products that we manufacture are subject to extensive regulation by the FDA in the United States, our Notified Body in the European Union and certain other non-U.S. regulatory agencies. Complying with these regulations is costly, time-consuming, complex and uncertain. Government regulations specific to medical devices are wide-ranging and include, among other things, oversight of:
◦product design, development, manufacture (including our suppliers) and testing;
◦product safety and effectiveness;
◦product labeling;
◦product storage and shipping;

◦record keeping;
◦product sales and distribution;
◦product changes;
◦product recalls; and
◦post-market surveillance and reporting of deaths or serious injuries and certain malfunctions.
In order to sell the Products in member countries of the EEA, the Products must comply with the essential requirements of the Medical Device Directive, or MDD. Compliance with these requirements is a prerequisite to be able to affix the CE Mark to the Products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements, we must undergo a conformity assessment procedure which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices) where the manufacturer can issue an European Commission Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the MDD, a conformity assessment procedure requires the intervention by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. If we fail to be in compliance with applicable European laws and directives, we would be unable to affix the CE Mark to the Products, which would prevent Medtronic from selling them within the EEA.
Further, failure to comply with applicable U.S. requirements regarding, for example, manufacturing or labeling the Products, may subject us to a variety of administrative or judicial actions and sanctions, such as Form 483 observations, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
Any enforcement action by the FDA and other comparable non-U.S. regulatory agencies could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state or international agencies, which may include any of the following actions:
◦untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
◦unanticipated expenditures to address or defend such actions;
◦customer notifications for repair, replacement or refunds;
◦recall, detention or seizure of the Products;
◦operating restrictions or partial suspension or total shutdown of production;
◦refusing or delaying requests for 510(k) clearance or Premarket Approval, or PMA, of modified products;
◦operating restrictions;
◦withdrawing 510(k) clearances or PMA that have already been granted;
◦refusal to grant export approval for the Products; or
◦criminal prosecution.
If any of these events were to occur, it would have a material and adverse effect on our business, financial condition and results of operations.
Our operations are subject to pervasive and continuing FDA regulatory requirements.
Medical devices regulated by the FDA are subject to controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with current Good Manufacturing Processes under QSR; filing reports with the FDA, and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA.
The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices and product quality management. Such reviews and investigations may result in civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of the Products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies; and could result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have a material and adverse effect on our business, financial condition and results of operations, and may result in greater and continuing governmental scrutiny of our business in the future.
Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of the Products and to manufacture and distribute the Products to Medtronic after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval and manufacture of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and the Products we manufacture. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations will change, and what the impact of such changes, if any, may be.
In addition, on April 5, 2017, the European Parliament passed the MDR (Regulation 2017/745), which repeals and replaces the MDD. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states, and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and to ensure a high level of safety and health while supporting innovation.
The MDR took effect on May 26, 2021. The new regulations, among other things:
◦strengthens the rules on placing devices on the market and reinforces surveillance once they are available;
◦establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
◦improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
◦sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
◦strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
Any change in the laws or regulations that govern the clearance and approval processes relating to the Products could make it more difficult and costly to obtain clearance or approval for new configurations, if any, of the Products and to produce and distribute the existing Products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for new configurations, if any, of the Products would have an adverse effect on our business.
If we fail to comply with the FDA’s QSR, or other FDA or European Union requirements, the FDA or the competent European Union authority could take various enforcement actions including halting our manufacturing operations, and our business would suffer.
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

We are subject to periodic FDA inspections to determine compliance with QSR and pursuant to the Bioresearch Monitoring Program, which may in the future result in the FDA issuing Form 483s. Outside the United States, the Products we manufacture and our operations are also often required to comply with standards set by industrial standards bodies such as the International Organization for Standardization. Foreign regulatory bodies may evaluate the Products or the testing that the Products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or local requirements that pertain to clinical trials/investigations, including GCP requirements and the QSR (in the United States), or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing the Products, refusal to permit the import or export of the Products, prohibition on sales of the Products, a recall or seizure of the Products, fines, injunctions, civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.
The Products may be subject to recalls after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation and adversely affect our business.
The FDA and similar foreign governmental authorities have the authority to require the recall of the Products because of any failure to comply with applicable laws and regulations or because of defects in design or manufacture. A government mandated or voluntary product recall by us or Medtronic could occur because of, for example, component failures, device malfunctions or other adverse events such as serious injuries or deaths or quality-related issues such as manufacturing errors or design or labeling defects. Any future recalls of the Products could divert managerial and financial resources, harm our reputation and adversely affect our business.
If we initiate a correction or removal for one of the Products we manufacture to reduce a risk to health posed by such product, we would be required to submit a publicly available Correction and Removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a product recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and Medtronic regarding the quality and safety of the Products. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause Medtronic to delay purchase decisions or cancel orders from us and would harm our reputation.
If any of the Products we manufacture cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable MDR regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under FDA MDR regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving the Products also could result in future voluntary corrective actions such as recalls or customer notifications, or agency action such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business and may harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our strategic partner, employees, independent contractors, consultants, and vendors may engage in misconduct or other improper activities including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our strategic partner, employees, independent contractors, consultants and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally.
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
Our manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive, and noncompliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future, or have not occurred in the past, as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and results of operations.
Risks Related to Our Intellectual Property
We are a contract manufacturer, and our lack of any meaningful registered intellectual property means we rely solely on our manufacturing processes for our success.
We are a contract manufacturer of the Products for Medtronic, and our business is largely dependent upon our manufacturing processes and know-how. Pursuant to our sale of the Products to Medtronic, we no longer retain any patents covering the Products, and we no longer have an intellectual property position that is protected by meaningful registered intellectual property. The lack of strong patent and other intellectual property protection increases our vulnerability and sole dependence on our manufacturing processes for our success.
We are required to indemnify Medtronic for intellectual property claims in respect of the Products under the Asset Purchase Agreement, and as a result we may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell the Products to Medtronic and Medtronic’s ability to sell the Products to end-users.
The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover the Products. Additionally, the Products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export the Products to Medtronic, or Medtronic’s ability to sell and/or export the Products to end-users. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of the Products. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify our business partners in connection with litigation and to obtain licenses or refund fees, which could further exhaust our resources.
For example, under our Asset Purchase Agreement with Medtronic, we are required to indemnify Medtronic against the risk of intellectual property claims related to the Products. We may be responsible for claims that the Products we supply use, infringe, misappropriate or otherwise violate third party intellectual property rights.
Even if we believe a third party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to sell the Products to Medtronic and Medtronic’s ability to sell the Products to end-users. In order to successfully challenge the validity of any such U.S. patent in federal court, the presumption of validity must be overcome. This burden is a high one requiring clear and convincing evidence as to the invalidity of any such U.S. patent claim, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.
Further, if patents, trademarks or trade secrets are successfully asserted against us or Medtronic, this may harm our business and result in injunctions preventing us from developing, manufacturing or selling the Products to Medtronic or them from selling the Products to end-users, or result in obligations to pay license fees, damages, attorney fees and court costs, which could be significant. In addition, if a party is found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, that party could be required to pay treble damages in addition to other penalties.
Our rights to develop, manufacture and distribute the Products to Medtronic are subject, in part, to the terms and conditions of licenses granted to us by Medtronic.
We rely, in part, upon licenses to certain patent rights and proprietary technology from Medtronic that are important or necessary to the development, manufacturing and distribution of the Products to Medtronic. We may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering such technology. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensor, Medtronic, fails to prosecute, maintain, enforce and defend such patents, or loses rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop, manufacture or distribute any of the Products that are the subject of such licensed rights could be adversely affected.
If we are unable to protect the confidentiality of our other proprietary information covering the Products, our business and competitive position may be harmed.
We also rely on other proprietary rights, including protection of trade secrets and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or are unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, contractors, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. The laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited in the United States and abroad, which could require costly efforts to protect the technology.

To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use the Products, or develop similar technology. Our competitors could purchase the Products from Medtronic and attempt to replicate some or all of the competitive advantages derived the design around any protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of the Products and our business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of the Products and harm our business.
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
Maintaining patent protection for the Products depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection for the Products could be reduced or eliminated by Medtronic’s non-compliance with these requirements, which could have a material adverse effect on our business, financial condition and results of operations.
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications will be due to the USPTO and foreign patent agencies over the lifetime of such patents or patent applications. We rely on Medtronic to pay these fees due to U.S. and non-U.S. patent agencies for patents in respect of the Products. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If Medtronic fails to maintain the patents covering the Products, we may not be able to stop a competitor from marketing products that are the same as or similar to the Products, which could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to claims that we or our employees, consultants or contractors have wrongfully used, disclosed or otherwise misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors or claims asserting an ownership interest in intellectual property we regard as our own or otherwise transferred to Medtronic.
Many of our employees, consultants and contractors were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants and contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, used, disclosed or otherwise misappropriated intellectual property, including trade secrets or other proprietary information of their former employers or our competitors or potential competitors. Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own or transferred to Medtronic based on claims that our employees, consultants or contractors have breached an obligation to assign inventions to another employer, to a former employer or to another person or entity.
Litigation may be necessary to defend against such claims, and it may be necessary to enter into a license to settle any such claim; however, there can be no assurance that a license would be obtained on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. For example, a court could prohibit us from using technologies or features that are essential to the Products if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employer. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
An inability to incorporate technologies or features that are important or essential to the Products could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling the Products to Medtronic or Medtronic from selling the Products to end-users. Any litigation or the threat thereof may adversely affect our ability to maintain employees. A loss of key personnel or their work product could hamper or prevent our ability to manufacture the Products for Medtronic, which could have an adverse effect on our business, financial condition and results of operations.
We may be subject to claims challenging the inventorship of the patents we transferred to Medtronic and other intellectual property in respect of the Products.
We or Medtronic may be subject to claims that former consultants, contractors or other third parties have an interest in the patents, trade secrets or other intellectual property in respect of the Products that we transferred to Medtronic as an inventor or co-inventor. While it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we or Medtronic may be forced to bring claims against third parties or defend claims that they may bring against us or Medtronic to determine the ownership the intellectual property. Under our Asset Purchase Agreement with Medtronic, we are required to indemnify Medtronic against the risk of intellectual property claims related to the Products. We may be responsible for claims that the Products we supply use, infringe, misappropriate or otherwise violate third party intellectual property rights. If we or Medtronic fail in defending any such claims, in addition to paying monetary damages, we or Medtronic may lose valuable intellectual property rights such as exclusive ownership of, or right to use, intellectual property that is important to the Products. Any such events could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Our failure to maintain compliance with Nasdaq’s continued listing requirements would result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On May 1, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, based upon the closing bid price of our common stock, for the prior 30 consecutive business days, we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market (the “Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement. On October 19, 2023, we applied to transfer our securities from The Nasdaq Global Market to The Nasdaq Capital Market. On October 27, 2023, we received a letter from the Staff notifying us that we were eligible for an additional 180-calendar day period, or until April 29, 2024, to regain compliance with the Bid Price Requirement and approving our application to list our securities on The Nasdaq Capital Market. Our securities were transferred to The Nasdaq Capital Market at the opening of business on October 31, 2023. Our continued compliance with the Bid Price Requirement is dependent on our share price and there can be no assurance that we will continue to satisfy Nasdaq’s minimum financial and other requirements in future periods. We currently do not intend to take steps to regain compliance with the Bid Price Requirement. Accordingly, we expect our common stock to be delisted from Nasdaq and start trading in the over-the-counter markets April 29, 2024.
The perception among investors that we are at heightened risk of a deficiency under the Bid Price Requirement and of subsequent delisting could negatively affect the market price of our securities and trading volume of our common stock. Additionally, any delisting determination, if made following the notification of a deficiency and expiration of any applicable cure period, could seriously decrease or eliminate the value of an investment in our common stock. While an over-the-counter market could offer some level of liquidity for our common stock, our common stock would likely have: limited availability of market quotations; reduced liquidity; a determination that it is a “penny stock” under SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; and limited news and analyst coverage.
If our common stock is delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be negatively impacted.
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
The market price of our common stock has been volatile, and it may fluctuate or decline substantially due to a number of factors such as those listed in the section “Risks Related to Our Business and Strategy” and the following:
◦actual or anticipated changes or fluctuations in our operating results;
◦the failure by our end-users to obtain coverage at reimbursement levels that would be sufficient to support product sales to our end-users;
◦unanticipated serious safety concerns related to the use of the Products;
◦the financial projections we may provide to the public, and any changes in these projections or our failure to meet these projections;
◦announcements by us or our competitors of new products, significant acquisitions, strategic partnerships, joint venture, capital commitments or other transactions;
◦industry or financial analyst or investor reaction to our press releases, and other public announcements and filings with the SEC;
◦rumors and market speculation involving us or other companies in our industry;
◦future sales or expected future sales of our common stock;
◦price and volume fluctuations in the overall stock market from time to time;
◦changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;
◦our cash position;
◦sales of shares of our common stock by us or our shareholders;
◦failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;
◦actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
◦our inability to obtain adequate supplies and components for the Products or inability to do so at acceptable prices;
◦litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
◦accusations that we have violated a law or regulation;
◦recalls of the Products;
◦developments or disputes concerning our intellectual property rights, the Products or third-party proprietary rights;

◦any delay in any regulatory filings for the Products and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such Products;
◦adverse regulatory decisions including failure to receive regulatory approval or clearance of the Products or to maintain regulatory approval or clearance for the Products, as applicable;
◦changes in laws or regulations applicable to the Products;
◦announced or completed acquisitions of businesses or technologies by our competitors;
◦breaches of, or failures relating to, security, privacy or data protection;
◦new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
◦any major changes in our management or our board of directors;
◦changes in accounting principles;
◦ineffectiveness of our internal controls;
◦actual or anticipated changes in healthcare policy and reimbursement levels;
◦general economic conditions including increased inflation and slow or negative growth of our markets; and
◦other events or factors including those resulting from war, incidents of terrorism or responses to these events.
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
We are and will continue to be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). The plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. The defendants thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. We are defending the action. While we are defending the actions, due to the complex nature of the legal and factual issues involved in these matters, the outcome is not presently determinable. If these matters were to proceed beyond the pleading stage, we could be required to incur substantial costs and expenses to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.
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
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used to provide working capital to support our operations so that we are well positioned to capture manufacturing demands from Medtronic. We plan to manage and foster our strategic relationship with Medtronic so that it continues to use us to manufacture the Products at transfer prices. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors including our earnings, capital requirements and overall financial conditions. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our 2022 Credit Agreement and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
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
We are an emerging growth company as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
◦no requirement for our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
◦reduced disclosure obligations regarding executive compensation in our periodic reports and Annual Report on Form 10-K; and
◦exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company until December 31, 2025. Our status as an emerging growth company will end as soon as any of the following takes place:
◦the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
◦the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
◦the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
◦December 31, 2025, the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering or IPO.
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
As of December 31, 2023, our directors, executive officers and holders of more than 5% of our common stock beneficially owned, as a group, approximately 18.1% of our common stock. As of December 31, 2023, funds affiliated with certain of our directors also held all of the 6,666 outstanding shares of our Series A Common Equivalent Preferred Stock, convertible into up to 6,665,841 shares of our common stock (which conversion is subject to certain beneficial ownership limitations set forth in our Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock). In addition, as of December 31, 2023, we had $34.5 million remaining in aggregate principal amount of outstanding long-term debt under our 2022 Credit Agreement with certain entities affiliated with Deerfield Management Company, L.P., of which one entity is a 9.1% holder of our common stock. Our principal stockholders, in the aggregate, will continue to have substantial influence over the outcome of matters submitted to our stockholders for approval including the election of directors and any matter related to the merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, in the aggregate, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
◦delaying, deferring or preventing a change in corporate control;
◦impeding a merger, consolidation, takeover or other business combination involving us; or
◦discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
These provisions include the following:
◦establish a classified board of directors so that not all members of our board of directors are elected at one time;
◦authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
◦permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
◦provide that directors may only be removed for cause;
◦require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
◦eliminate the ability of our stockholders to call special meetings of stockholders;
◦prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
◦provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
◦restrict the forum for certain litigation against us to Delaware; and

◦establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
In addition, our LDA with Biotronik contains provisions that may have the effect of delaying, deterring or preventing a change in control transaction involving us. Under the LDA, if we undergo a change in control with certain competitors of the Biotronik Parties (as defined therein), our exclusive license to our AcQBlate Force Sensing Ablation System in the United States would convert to co-exclusive licenses with the Biotronik Parties, certain milestone payments would become immediately due and payable (regardless of achievement), and we would be required to pay up to $25.0 million to the Biotronik Parties (to the extent such amount has not already been paid as unit-based royalties). As a result of our Restructuring, Biotronik has alleged that we breached our contractual obligations to it under the LDA and alleges damages. We disagree with Biotronik’s allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction:
◦any derivative action or proceeding brought on our behalf;
◦any action asserting a claim of breach of fiduciary duty;
◦any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
◦any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or Securities Act.
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
Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. Therefore, results of any one quarter are not a reliable indication of results to be expected for any other quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors including those described in these risk factors. We maintain a forecasting process that seeks to plan revenue generated and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be materially adversely affected.
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
Adverse worldwide economic market and geopolitical conditions including, but not limited to, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the Russian invasion of Ukraine and Israel-Hamas conflict and those related to the COVID-19 pandemic, may negatively impact our business. A significant change in the liquidity or financial condition of our sole partner, Medtronic, could cause unfavorable trends in its purchases and also in our receivable collections, and additional allowances may be required, which could adversely affect our business, financial condition and results of operations. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition and results of operations.
Litigation and other legal proceedings may adversely affect our business.
From time to time, we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. We thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. We are defending the action. While we are defending the actions, due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable. If these matters were to proceed beyond the pleading stage, we could be required to incur substantial costs and expenses to defend these matters and/or be required to pay substantial damages or settlement costs, which could materially adversely affect our business, financial condition and results of operations.
In addition, on February 2, 2024, Biotronik sent a Notice to us. The Notice provides that Biotronik rescinds and terminates the Bi-Lateral Distribution Agreements, effective immediately, based on the alleged repudiation of our contractual obligations under the Bi-Lateral Distribution Agreements, and alleges damages in an amount to be quantified by Biotronik. Biotronik has separately alleged that we breached our contractual obligations to it under the LDA, as a result of the wind down of our mapping and ablation businesses and alleges further damages.
On February 16, 2024, the Biotronik Parties filed the Demand against Acutus with the American Arbitration Association (who notified us of the Demand on February 29, 2024), alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. The Biotronik Parties allege that we breached, among other things, our obligations (i) to develop, manufacture, use and commercialize certain product lines under the LDA and the MSA; (ii) to distribute Biotronik products and manufacture and supply Acutus products under the Bi-Lateral Distribution Agreements, as applicable; and (iii) to use commercially reasonable efforts to perform and complete our responsibilities under the F&DA. The claim seeks, among other relief, $38.0 million in damages, attorney’s fees, other expenses and costs.
Our jurisdiction objection and any counterclaims are due on April 1, 2024. After that, the parties will appoint an arbitral tribunal and set a procedural timetable. We disagree with the Biotronik Parties' allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws.
Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation, undermine Medtronic or our end-user’s confidence and reduce long-term demand for the Products, even if the regulatory or legal action is unfounded or not material to our operations.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
We are currently subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of Nasdaq and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may spend resources to comply with evolving laws, regulations and standards, and this may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management
We recognize the need to maintain the security and confidentiality of personal information, protected health information and other confidential data that we may collect or use in connection with our business, and the importance of assessing, identifying and managing various cybersecurity risks that may impact our business. Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of hardware, software and technical applications and platforms developed or provided by our third-party service providers, and facilitates coordination across different departments of our company.
As part of our enterprise risk management process, we assess the various cybersecurity risks that may impact our business and implement plans and initiatives that are intended to mitigate those risks.
Our cybersecurity program includes: (i) risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, software, and services; (ii) a cybersecurity team principally responsible for managing our (1) information security risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents; (iii) risk assessments and security tests, conducted internally; (iv) new-hire and annual cybersecurity awareness training of our employees; (v) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and (vi) third-party risk assessment procedures to review material third-party vendors and applications for information security. Our cybersecurity team is responsible for assessing our cybersecurity risk management program and we also engage a third party for such assessment.
Governance
Our board of directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Audit Committee of the board of directors (the “Audit Committee”). The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Director of IT who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our dedicated personnel are knowledgeable about our products and systems and experienced information systems security professionals and information security managers with many years of experience. Management regularly updates the Audit Committee on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, the company’s cybersecurity programs, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Risks Related to Our Business and the Products—Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation” in this annual report on Form 10-K.

Item 2. Properties.
As of December 31, 2023, we lease approximately 50,800 square feet of office space for our corporate headquarters and manufacturing facility located in Carlsbad, California under a noncancelable operating lease that expires on December 31, 2027, with the option to renew for a period of an additional five years upon the expiration date of this lease. We also lease approximately 3,900 square feet of office space in Brussels, Belgium under a noncancelable operating lease that expires on December 31, 2024, with the option to renew for a period of an additional three years upon the expiration date of this lease. We believe that these facilities are sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

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
We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. We thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. We are defending the action.
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
In addition, on February 2, 2024, Biotronik sent a Notice to us. The Notice provides that Biotronik rescinds and terminates the Bi-Lateral Distribution Agreements, effective immediately, based on the alleged repudiation of our contractual obligations under the Bi-Lateral Distribution Agreements, and alleges damages in an amount to be quantified by Biotronik. Biotronik has separately alleged that we breached our contractual obligations to it under the LDA, as a result of the wind down of our mapping and ablation businesses and alleges further damages.
On February 16, 2024, the Biotronik Parties filed the Demand against Acutus with the American Arbitration Association (who notified us of the Demand on February 29, 2024), alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. The Biotronik Parties allege that we breached, among other things, our obligations (i) to develop, manufacture, use and commercialize certain product lines under the LDA and the MSA; (ii) to distribute Biotronik products and manufacture and supply Acutus products under the Bi-Lateral Distribution Agreements, as applicable; and (iii) to use commercially reasonable efforts to perform and complete our responsibilities under the F&DA. The claim seeks, among other relief, $38.0 million in damages, attorney’s fees, other expenses and costs.

Our jurisdiction objection and any counterclaims are due on April 1, 2024. After that, the parties will appoint an arbitral tribunal and set a procedural timetable. We disagree with the Biotronik Parties’ allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Market Prices and Dividends
Our common stock is listed on The Nasdaq Capital Market and trades under the symbol “AFIB”. Public trading of our stock began on August 6, 2020. Prior to that, there was no public market for our stock. The closing price of our common stock on the Nasdaq as of December 31, 2023 and 2022 was $0.20 and $1.15, respectively.
The approximate number of record holders of our common stock on March 25, 2024 was 74. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Unregistered Sales of Equity Securities
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
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Historically, we designed, manufactured and marketed a range of tools for catheter-based ablation procedures to treat various arrhythmias. Our product portfolio included novel access sheaths, diagnostic and mapping catheters, conventional and contact ablation catheters, mapping and imaging consoles and accessories, as well as supporting algorithms and software programs. Our foundational product was our AcQMap imaging and mapping system, which was designed to rapidly and accurately identify ablation targets and to confirm both ablation success and procedural completion.

In April 2022, we announced that we agreed to sell our left-heart access product portfolio to Medtronic and refinance existing debt with a new longer-term credit facility to recapitalize our business and fund our strategic growth priorities. Pursuant to the sale transaction, Medtronic paid upfront cash consideration of $50.0 million (of which $4.0 million was paid into an indemnity escrow account for a period of 18 months), and we became eligible for contingent cash consideration of up to $37.0 million (of which we earned $20.0 million on October 31, 2022 and $17.0 million on December 31, 2022) plus a portion of Medtronic’s future net sales of the left-heart access product portfolio. In conjunction with the sale of our left-heart access product portfolio, we executed a Distribution Agreement with Medtronic, pursuant to which we agreed to manufacture and supply these left-heart access products to Medtronic as exclusive distributor of the product line for an initial term of up to four years at specified transfer prices. We will also continue to be eligible for earnout payments on Medtronic’s net sales of the left-heart access product portfolio through 2027.

In November 2023, we announced, following an extensive strategic review by our board of directors, and in light of the current financing environment and the capital investments required to achieve leadership in the electrophysiology market, that we had determined to reallocate capital from our mapping and ablation business to the manufacturing of left-heart access products for Medtronic under the Distribution Agreement, which we believe will maximize the potential for future contingent cash consideration and cash flow. As part of this restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath, or associated accessories, though we continue to explore strategic alternatives for these businesses (including a potential sale of related assets).

As a result of this restructuring, we rely solely on our strategic partnership with Medtronic to generate revenue through (i) the manufacture of the left-heart access product portfolio for Medtronic at transfer prices specified under our Distribution Agreement and (ii) potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users.
Left-Heart Access Portfolio Sale and Distribution Agreement
On June 30, 2022, we completed the First Closing of the sale of our left-heart access portfolio in accordance with the Asset Purchase Agreement, pursuant to which we sold to Medtronic our AcQCross® line of sheath-compatible septal crossing devices, the AcQGuide® MINI integrated crossing device and sheath, the AcQGuide FLEX steerable introducer with integrated transseptal dilator and needle and the AcQGuide® VUE steerable sheaths (i.e., the Products). Pursuant to the Asset Purchase Agreement, Medtronic paid cash consideration of $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing, and acquired from us, among other things, intellectual property rights to the Products and certain equipment used in the manufacturing of the Products. A Second Closing would occur on a date determined by Medtronic, but no later than the fourth anniversary of the First Closing, subject to the satisfaction of customary closing conditions. At the Second Closing, Medtronic would acquire certain additional assets relating to the Products, primarily supplier agreements and permits and design and specification files required for Medtronic to become the manufacturer of record of the Products, for no additional consideration.

Under the Asset Purchase Agreement, we also became eligible to receive contingent cash consideration of up to $37.0 million plus a portion of Medtronic’s future net sales from the Products, as follows:

(i)    $20.0 million upon our completion, to the reasonable satisfaction of Medtronic, of certain conditions set forth in the Asset Purchase Agreement relating to our becoming a qualified supplier of Medtronic for the Products, including demonstration of ISO 14971:2019 compliance, completion of certain test method validations and compliance with certain other reporting requirements (i.e., the OEM Earnout);

(ii)    $17.0 million upon the earlier of (A) the Second Closing or (B) our initial submission for CE Mark certification of the Products under the European Union MDR, to the reasonable satisfaction of a third-party regulatory consultant, subject to certain other conditions as set forth in the Asset Purchase Agreement (i.e., the Transfer Earnout); and

(iii)    amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the Products achieved by Medtronic over each year over a four-year period beginning on the first full quarter after Medtronic’s first commercial sale of a Product and achievement of the OEM Earnout (i.e., the Net Sales Earnouts).

On October 31, 2022, we achieved the OEM Earnout, and payment of $20.0 million from Medtronic was received in November 2022. Further, on December 1, 2022, Medtronic qualified us as an OEM and accordingly, we began to manufacture the Products exclusively for Medtronic under the Distribution Agreement. The Distribution Agreement has an initial term ending on the date of the Second Closing. If the Second Closing has not occurred on or prior to the fourth anniversary of the First Closing, then the Distribution Agreement will automatically renew thereafter for successive one year periods, unless either we or Medtronic provides notice of non-renewal at least 180 days before the end of the then current term.

On December 31, 2022, we achieved the Transfer Earnout for our submission for CE Mark certification of the Products under the European Union MDR, to the reasonable satisfaction of a third-party regulatory consultant, and payment of $17.0 million was received from Medtronic on January 14, 2023.

The quarterly measurement period for the Net Sales Earnouts began on January 30, 2023, and such earnout payments began in January 2024 and will continue quarterly each quarter thereafter until 2027. In 2023, we earned $9.4 million related to the Net Sales Earnouts, with $7.3 million paid in January 2024.

Strategic Realignment and Restructuring

In November 2023, our board of directors approved a strategic realignment of resources and corporate restructuring (i.e., the Restructuring). We began implementation of a shift in our business model to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio under the Distribution Agreement, including to earn potential Net Sales Earnouts. As part of the Restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath or associated accessories and are exploring strategic alternatives for these businesses (including a potential sale of related assets). We expect that the Restructuring will be substantially complete in the first quarter of 2024. As a result of the Restructuring, our mapping and ablation businesses are classified as discontinued operations in this Annual Report on Form 10-K. Refer to Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring for additional details.

We were incorporated in the state of Delaware on March 25, 2011 and are headquartered in Carlsbad, California.

For the years ended December 31, 2023 and 2022, we generated total revenue (including from discontinued operations) of $18.1 million and $16.4 million, of which $7.2 million and $3.0 million, respectively, were related to continuing operations. For the years ended December 31, 2023 and 2022, 36% and 47% of total revenue, and 0% and 6% of revenue related to continuing operations, were from customers located outside of the United States. Since our inception, we have generated significant losses. Our total net loss (including from discontinued operations) was $81.7 million and $39.6 million for the years ended December 31, 2023 and 2022 respectively, of which a net loss of $11.9 million for the year ended December 31, 2023 and net income of $28.8 million for the year ended December 31, 2022 were related to continuing operations. As of December 31, 2023 and 2022, we had an accumulated deficit of $600.0 million and $518.3 million, respectively, and working capital of $27.3 million and $98.0 million, respectively.

Investments in manufacturing and distribution will be focused on the left-heart access Products. Additionally, we will continue to incur costs as a public company that we did not incur prior to our IPO or incurred prior to our IPO at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules. Because of these and other factors, we may continue to incur net losses and negative cash flows from operations for at least the next couple years.

Listing Transfer to The Nasdaq Capital Market

On May 1, 2023, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock, for the prior 30 consecutive business days, we were not in compliance with the Bid Price Requirement. Pursuant to
Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement.

On October 19, 2023, we applied to transfer our securities from The Nasdaq Global Market to The Nasdaq Capital Market. Along with our application, we also provided written notice to the Staff of our intention to cure the deficiency. On October 27, 2023, we received a letter from the Staff notifying us that we were eligible for an additional 180-calendar day period, or until April 29, 2024, to regain compliance with the Bid Price Requirement and approving our application to list our securities on The Nasdaq Capital Market. Our securities were transferred to The Nasdaq Capital Market at the opening of business on October 31, 2023. Our common stock continues to trade under the symbol “AFIB”. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

We will continue to monitor the closing bid price of our common stock. If at any time during the allotted compliance period, the closing bid price of our common stock is at least $1.00 per share for at least a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed. If we do not regain compliance within the allotted compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. There can be no assurance that we will regain compliance with the Bid Price Requirement within the allotted compliance period.

We currently do not intend to take steps to regain compliance with the Bid Price Requirement. Accordingly, we expect our common stock to be delisted from Nasdaq and start trading in over-the-counter markets April 29, 2024.
Factors Affecting Our Performance Following the Restructuring
There are a number of factors that we believe will impact our results of operations and growth following, or in connection with completing, the Restructuring.
Medtronic Partnership
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

Prior to November 8, 2023, our revenue consisted primarily of revenue from: (i) the sale of our disposable products; (ii) the sale, rental or leasing of systems; and (iii) service/other revenue. In the United States and select markets in Western Europe where we had developed a direct selling presence, we historically installed our AcQMap console and workstation with our customer accounts and then generated revenue from the sale of our disposable products to these accounts for use with our system. We also generated revenue from the direct sale of our AcQMap console into hospital accounts as well as revenue through long-term customer commitments on disposable purchases. In other international markets, we historically leveraged our partnership with Biotronik to install our AcQMap console and workstation with customer accounts and then generated revenue from Biotronik’s sale of our disposable products to these accounts for use with our system. These sources of revenue are no longer relevant following the Restructuring. Prior to November 8, 2023, our marketed disposable products included access sheaths, diagnostic and mapping catheters, ablation catheters and accessories. Following the Restructuring, we generate revenue solely under our Distribution Agreement with Medtronic, as Medtronic’s exclusive OEM supplier of the left-heart access Products sold to Medtronic under the Asset Purchase Agreement and potential earnouts from Medtronic’s sales of the Products to end-users that we may become eligible to receive under the Asset Purchase Agreement.

Sales from continuing operations were primarily within the United States, with approximately 0% and 6% sold outside of the United States for the years ended December 31, 2023 and 2022, respectively.

Costs and Operating Expenses
Cost of Products Sold
Cost of products sold consist primarily of raw materials, direct labor (including stock-based compensation), manufacturing overhead associated with the production and sale of our products and additionally, prior to the Restructuring, production and depreciation of our AcQMap console and workstation that we install with our customer accounts. We depreciate equipment over a three-year period.. Cost of products sold also includes expenditures for warranty, field service, freight, royalties, and inventory reserve provisions. We expect cost of products sold to increase in absolute dollars in future periods as our revenue increases.
Research and Development Expenses
Historically, research and development expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel directly engaged in research and development activities, clinical trial expenses, equipment costs, materials costs, allocated rent and facilities costs and depreciation.
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
Due to our shift in business model as part of the Restructuring, we expect our research and development expenses to significantly decrease in absolute dollars in the upcoming years.
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and additionally, prior to the Restructuring, salaries and employee-related costs for personnel in sales, marketing, and other administrative functions.

To align resources with our current strategic direction, we implemented an organizational workforce reduction and are implementing additional cost reduction measures, including the Restructuring. Due to this on-going strategic realignment, we expect our selling, general and administrative expenses to decrease in absolute dollars in the upcoming years.
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
Restructuring Expenses

In 2023, we undertook a strategic realignment of resources and corporate restructuring (i.e., the Restructuring), including an organizational workforce reduction and additional cost reduction measures. Our restructuring and exit-related charges consist of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that are assisting with the Restructuring, other restructuring costs and impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. Refer to Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring for additional details.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to our June 2019 acquisition of Rhythm Xience. The acquisition included potential earn-out considerations based on the achievement of certain regulatory and revenue milestones. The value of such contingencies is estimated and recorded on the consolidated balance sheets and are adjusted to fair value each period with increases and decreases of in the estimated fair value of the contingent consideration earn-out recognized in the statement of operations and comprehensive loss. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, no contingent consideration liability was recorded at fair value on the condensed consolidated balance sheet as of December 31, 2023.
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
Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of the Products, ranging from 100% in the first year to 50% in the fourth year. In 2023, we have recognized an estimated gain (earned sales less transaction costs) of $9.1 million related to the Net Sales Earnouts. Refer to Note 4 - Sale of Business for more information.
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
Interest Expense
Interest expense for the year ended December 31, 2023 primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 10 - Debt for more information.

Results of Operations for the Years ended December 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and related notes. The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%

Revenue(1)	$7,164	$3,031	$4,133	136%
Costs of products sold(2)	10,301	4,941	5,360	108%
Gross loss	(3,137)	(1,910)	(1,227)	64%

Operating expenses (income):
Research and development(2)	3,482	3,118	364	12%
Selling, general and administrative(2)	14,066	20,315	(6,249)	(31)%
Goodwill impairment	—	12,026	(12,026)	(100)%
Restructuring	—	—	—	100%
Change in fair value of contingent consideration	123	1,053	(930)	(88)%
Gain on sale of business	(9,080)	(79,465)	70,385	(89)%
Total operating expenses (income)	8,591	(42,953)	51,544	(120)%
(Loss) income from operations	(11,728)	41,043	(52,771)	(129)%

Other income (expense):
Loss on debt extinguishment	—	(7,947)	7,947	(100)%
Change in fair value of warrant liability	2,937	33	2,904	8800%
Interest income	2,588	868	1,720	198%
Interest expense	(5,655)	(5,149)	(506)	10%
Total other expense, net	(130)	(12,195)	12,065	(99)%
(Loss) income from continuing operations before income taxes	(11,858)	28,848	(40,706)	(141)%
Income tax expense	63	15	48	320%
Net (loss) income from continuing operations	(11,921)	28,833	(40,754)	(141)%
Discontinued Operations:
Loss from discontinued operations before income taxes	(69,530)	(68,382)	(1,148)	2%
Income taxes - discontinued operations	212	67	145	216%
Loss from discontinued operations	(69,742)	(68,449)	(1,293)	2%
Net loss	$(81,663)	$(39,616)	$(42,047)	106%

Other comprehensive income (loss):
Unrealized gain on marketable securities	7	39	(32)	(82)%
Foreign currency translation adjustment	(4)	(691)	687	(99)%
Comprehensive loss	$(81,660)	$(40,268)	$(41,392)	103%

(1)The following table sets forth our continuing revenue for disposables and service/other for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Disposables	$6,315	$3,031
Service/Other	849	—
Total revenue	$7,164	$3,031
Continuing revenue is primarily based in the United States, with $0 and $0.2 million derived internationally, for the years ended December 31, 2023 and 2022, respectively.
(2)The following table sets forth the stock-based compensation expense included in our results of operations of our continuing business for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Cost of products sold	$288	$504
Research and development	46	65
Selling, general and administrative	2,698	2,831
Total stock-based compensation	$3,032	$3,400
For information regarding our discontinued operations, please see the section titled "Discontinued Operations-Loss on Discontinued Operations" below.
Revenue of Continuing Operations
Revenue was $7.2 million for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022. This increase of $4.1 million, or 136%, was primarily attributable to increased sales from left-heart access Products through our partner Medtronic.
Costs and Operating Expenses of Continuing Operations
Cost of Products Sold
Cost of products sold was $10.3 million for year ended December 31, 2023, compared to $4.9 million for the year ended December 31, 2022. The increase of $5.4 million was primarily due to an increase in standard product costs, offset by a decrease in absorption. Gross margin was negative 44% for the year ended December 31, 2023, compared to negative 63% for the year ended December 31, 2022. The improvement in gross margin is primarily due to an increase in product sales price at a higher rate than the increase in product costs.
Research and Development Expenses
Research and development expenses were $3.5 million for the year ended December 31, 2023, compared to $3.1 million for the year ended December 31, 2022. This increase of $0.4 million, or 12%, was primarily attributable to increased research related to development improvements of certain left-heart access Products.
Selling, General and Administrative Expenses
SG&A expenses were $14.1 million for the year ended December 31, 2023, as compared to $20.3 million for the year ended December 31, 2022. This decrease of $6.2 million, or 31%, was primarily attributable to a decrease in professional fees and indirect labor due to the Restructuring, and a decrease in insurance costs due to lower premiums.
Goodwill Impairment
Goodwill impairment expense was $12.0 million for the year ended December 31, 2022, which consisted of a full impairment of our goodwill balance.

Change in Fair Value of Contingent Consideration
For the years ended December 31, 2023 and 2022, we recorded an increase of $0.1 million and $1.1 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, the change in fair value recorded in the current period included an adjustment to align the earn-out liability to the final consideration owed.
Gain on Sale of Business
A $79.5 million gain on sale was recognized during the year ended December 31, 2022 upon the First Closing of the asset sale to Medtronic. During the year ended December 31, 2023, the Company recognized an estimated gain on sale (net of transactions costs) of $9.1 million related to Medtronic's left-heart access net sales earnouts.
Other Expense (Income) of Continuing Operations
Loss on Debt Extinguishment
Loss on Debt Extinguishment for the year ended December 31, 2023 was $0, compared to loss of $7.9 million for the year ended December 31, 2022. During 2022, we renegotiated our 2019 Credit Agreement, replacing it with the 2022 Credit Agreement. The extinguishment of the 2019 Credit Agreement debt resulted in our recording a one-time loss of $7.9 million.
Change in Fair Value of Warrant Liability
For the year ended December 31, 2023 the fair value decreased by $2.9 million. The change in fair value of the warrants is primarily due to a decrease in the Company's share price as of December 31, 2023. For the year ended December 31, 2022, we recognized a favorable change in fair value of our warrant liability that was not material.
Interest Income and Interest Expense, Net
Our interest income and interest expense are a direct reflection of amounts we hold for investment and amounts we owe to debtholders, respectively, both of which change according to our cash requirements. Additionally, as both our holdings and our debt bear interest at variable market rates, both are subject to market factors outside our immediate control. During the year ended December 31, 2023, interest income increased by $1.7 million, compared to December 31, 2022, resulting from increased cash balances and higher interest rates earned on our cash and marketable securities. During the year ended December 31, 2023, the $0.5 million increase in interest expense, compared to December 31, 2022, was primarily the result of higher interest rates charged on our debt.
Discontinued Operations
Loss on Discontinued Operations
Loss on discontinued operations was $69.7 million for the year ended December 31, 2023, compared to $68.4 million for the year ended December 31, 2022. This increase of $1.3 million was primarily attributable to an increase in restructuring expense of $21.9 million, which includes the $16.4 million loss recorded on classification of held for sale, offset by a decrease in selling and marketing expenses of $8.5 million, a decrease in research and development expenses of $6.7million and an increase in gross profit margin of 30%, during the year ended December 31, 2023.
Liquidity and Capital Resources
We have limited revenue and have incurred significant operating losses and negative cash flows from operations since our inception, and, if we are unable to realize the expected benefits of the Restructuring, we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2023, and December 31, 2022, we had cash, cash equivalents, restricted cash and marketable securities of $29.4 million and $76.2 million, respectively. For the year ended December 31, 2023, we incurred net loss of $11.9 million from continuing operations and net loss of $69.7 million from discontinued operations. For the year ended December 31, 2022, we incurred net income of $28.8 million from continuing operations and net loss of $68.4 million from discontinued operations. Net cash used in operating activities for continuing operations was $19.9 million and $30.8 million, and for discontinued operations was $43.3 million and $58.1 million, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, and December 31, 2022, we had an accumulated deficit of $600.0 million and $518.3 million, respectively, and working capital of $27.3 million and $98.0 million, respectively.
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

Since inception, we have recorded no impairments to or write-offs of our accounts receivable. Accounts receivable for the years ended December 31, 2023 and 2022 consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivable	$1,993	$919
Transfer Earnout receivable	9,360	17,000
Total accounts receivable	$11,353	$17,919

Management believes our current cash, cash equivalents and marketable securities and anticipated cash earnouts generated from Medtronic’s sales of the Products are sufficient to fund operations for at least the next 12 months. To ensure that we have sufficient resources to fund operations, management continues to review cost improvement opportunities and pathways to reduce expenses and cash burn, while preserving the resources to invest in future growth.

If we determine to raise additional funds, we may do so through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, including potentially requiring us to delay, limit, reduce or terminate certain of our manufacturing and distribution activities.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•Medtronic’s success in selling Products and our ability to achieve earnouts pursuant to the Asset Purchase Agreement with Medtronic;
•the emergence and effect of competing or complementary products;
•our ability to retain our employees, especially our manufacturing employees; and
•debt service requirements.

Historically, our primary uses of capital were investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In the past, we have acquired and invested in additional businesses, products or technologies that we believed could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience, a medical device company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The cash payment did not include a potential $17.0 million in earnout consideration to be paid based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock and paid them $2.5 million in the first quarter of 2020, and an additional $3.4 million and $0.9 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023 and the final earnout payment under the agreement, totaling $1.9 million, was made to Rhythm Xience in July 2023. In addition, pursuant to a license agreement with Biotronik, we paid Biotronik a $3.0 million upfront fee at the time the agreement was signed, as well as a technology transfer fee consisting of $7.0 million in cash in December 2019 and $5.0 million in shares of our Series D convertible preferred stock in February 2020. We are required to pay Biotronik and VascoMed GmbH (the “Biotronik Parties”) up to $10.0 million, of which $2.0 million has been paid as of December 31, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters. As a result of our Restructuring, Biotronik has alleged that we breached our contractual obligations to it under the LDA and alleges damages. We disagree with Biotronik’s allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws

Under Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Going concern matters are more fully discussed in Note 1 - Organization and Description of Business – Liquidity and Capital Resources of our consolidated financial statements attached hereto.
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
On November 8, 2023, we entered into Amendment No. 2 to the 2022 Credit Agreement with Deerfield. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require us to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by us.

On March 4, 2024, we entered into Amendment No. 3 to the 2022 Credit Agreement. Previously, on February 16, 2024, the Biotronik Parties filed the Demand against us with the American Arbitration Association, alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3 among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event our common stock ceases to be listed on Nasdaq (without a comparable re-listing) (a "Delisting") and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.

In connection with the 2022 Credit Agreement, we entered into a warrant purchase agreement (the “2022 Warrant Purchase Agreement”) with Deerfield, pursuant to which we issued warrants to purchase up to an aggregate 3,779,018 shares of our common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years following the issuance thereof (the “2022 Warrants”).

On March 4, 2024, we entered into an amendment (the “Warrant Amendment”) to the 2022 Warrants and 2022 Warrant Purchase Agreement with Deerfield. Pursuant to the Warrant Amendment, (i) the 2022 Warrants were amended to remove Deerfield’s option to require us to repurchase the 2022 Warrants from Deerfield upon a Delisting, and to modify the volatility rate that would be used to calculate the Black-Scholes value of the 2022 Warrants that would apply to certain other transactions involving us pursuant to the 2022 Warrants, and (ii) the Warrant Purchase Agreement was amended to remove our obligation to take all commercially reasonable actions necessary to cause our common stock to remain listed on Nasdaq at all times during the term of the 2022 Warrants.
Cash Flows
The following table shows a summary of our cash flows from continuing operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Net cash used in operating activities - continuing operations	$(19,850)	$(30,846)
Net cash provided by investing activities -continuing operations	$59,766	$108,505
Net cash used in financing activities - continuing operations	$(2,384)	$(11,616)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$2,079	$2,909
Net change in cash, cash equivalents and restricted cash	$(5,148)	$7,127
Operating Activities
During the year ended December 31, 2023, operating activities of continuing operations used $19.9 million of cash, a decrease of $11.0 million from the year ended December 31, 2022. This decrease was primarily attributable to favorable changes in operating assets and liabilities of $3.5 million and non-cash items and reclasses of $48.2 million, offset by an increase in net losses of $42.0 million. The favorable change in operating assets and liabilities was primarily due to the $4.7 million Employee Retention Credit receivable refunded during the year ended December 31, 2023 and a $2.1 million decrease in the change in prepaid insurance fees compared to the prior period as a result of lower premiums. The changes in non-cash items and reclasses compared to the prior period were primarily due to the change in gain on sale of business of $70.4 million, primarily offset by reduced stock-based compensation expense of $0.4 million, increased accretion of discounts on marketable securities of $1.4 million, and the goodwill impairment charge of $12.0 million and loss on debt extinguishment of $7.9 million recognized during the year ended December 31, 2022.
Investing Activities
During the year ended December 31, 2023, investing activities of continuing operations provided $59.8 million of cash, a decrease of $48.7 million from the year ended December 31, 2022. This decrease was attributable to a decrease in net proceeds from the Medtronic left-heart access portfolio sale of $53.0 million compared to the prior period, an increase in purchases of marketable securities of $14.7 million compared to the prior period and a decrease in the sales of marketable securities of $17.8 million compared to the prior period. This decrease was offset by an increase in the maturities of marketable securities of $7.4 million compared to the prior period.
Financing Activities
During the year ended December 31, 2023, financing activities of continuing operations used $2.4 million of cash, a decrease of $9.2 million from the year ended December 31, 2022. This decrease is primarily attributable to the $11.4 million net cash outflow made during the year ended December 31, 2022 to amend and restate the Company's 2019 debt facility, offset by a $1.6 million increase in contingent consideration payments made during the year ended December 31, 2023.
The following table shows a summary of our cash flows from discontinued operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Net cash used in operating activities - discontinued operations	$(43,268)	$(58,071)
Net cash used in investing activities - discontinued operations	$(1,211)	$(3,754)
Net cash used in financing activities - discontinued operations	$(280)	$—

Operating Activities
During the year ended December 31, 2023, operating activities of discontinued operations used $43.3 million of cash, a decrease of $14.8 million from the year ended December 31, 2022. This decrease was primarily attributable to noncash items consisting of an impairment charge of $16.4 million on the classification of assets held for sale and impairment charges of $1.6 million related to the abandonment and/or write-off of inventory, prepaid assets and other current assets and property and equipment. Following the winding up of the mapping and ablation business and sale or other disposal of its assets, we believe, based on historical financial results, that there could be a cash benefit to the company as a result of not having to provide continued cash funding to help support the design, manufacturing and marketing of the mapping and ablation product portfolio.
Investing Activities
During the year ended December 31, 2023, investing activities of discontinued operations used $1.2 million of cash, a decrease of $2.5 million from the year ended December 31, 2022. This decrease was attributable to a decrease in the purchase of property and equipment. Following the sale or disposal of the mapping and ablation business property and equipment, we believe that there would be a cash benefit to the company resulting from the disposition of these assets.
Financing Activities
During the year ended December 31, 2023, financing activities of discontinued operations used $0.3 million of cash, an increase of $0.3 million from the year ended December 31, 2022. This increase was due to the repurchase of common shares to cover employee stock purchase withholding taxes.

Contractual Obligations and Commitments

Rhythm Xience

The agreement to acquire Rhythm Xience requires us to pay the former owners of Rhythm Xience up to $17.0 million in additional cash earn-out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023 and the final earnout payment under the agreement, totaling $1.9 million, was made to Rhythm Xience in July 2023.

Biotronik

Pursuant to the LDA with Biotronik, we issued to Biotronik $5.0 million in shares of our Series D convertible preferred stock in February 2020, and we may be required to pay the Biotronik Parties up to $10.0 million, of which $2.0 million has been paid as of December 31, 2023, upon the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters.

As a result of our Restructuring, Biotronik has alleged that we breached our contractual obligations to it under the LDA and alleges damages. We disagree with Biotronik’s allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws

Off-Balance Sheet Arrangements
As of December 31, 2023 and December 31, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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

Step 1: Identify the contract with the customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when, or as, the company satisfies a performance obligation
.
ASC 842 provides guidance on determining if an agreement contains a lease. ASC 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

Prior to the Restructuring, we usually placed our AcQMap System at customer sites under evaluation agreements and we generated revenue from the sale of disposable products used with the AcQMap System. Disposable products primarily included AcQMap Catheters and AcQGuide Steerable Sheaths. Outside of the U.S., we also had the Qubic Force Device which generated revenue from the sale of the AcQBlate FORCE Ablation Catheters. We provided the disposable products in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposables at the agreed upon prices in the invoice. Generally, customers purchased disposable products using separate purchase orders after the equipment has been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. We have elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.

We sold the AcQMap System to customers along with software updates on a when-and-if-available basis, as well as the Qubic Force Device and a transseptal crossing line of products which can be used in a variety of heart procedures and does not need to be accompanied with an AcQMap System or Qubic Force Device.
We also entered into deferred equipment agreements that were generally structured such that we agreed to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranges from two to four years. We determined that the deferred equipment agreements included an embedded sales-type lease. We allocated contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. We expensed the cost of the device at the inception of the agreement and recorded a financial lease asset equal to the gross consideration allocated to the lease. The lease asset was reduced by payments for minimum disposable purchases that were allocated to the lease.

Lastly, we entered into short-term operating leases, for the rental of the system after an evaluation. These lease agreements imposed no requirement on the customer to purchase the equipment and the equipment was not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements did not result in lease payments accumulating to an amount that equals the value of the equipment nor is the lease term reflective of the economic life of the equipment.

Following the Restructuring, we manufacture and sell left-heart access transseptal crossing Products to Medtronic under a Distribution Agreement. Under our Distribution Agreement with Medtronic, we expect to produce and sell these products to Medtronic for a period of up to four years. Revenue is recognized when the title to the products are transferred to Medtronic, which occurs when the Products are shipped from our facility (FOB shipping point).

Stock-Based Compensation

We account for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements based on their respective grant date fair values. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs and RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period.

All stock-based compensation costs are recorded in cost of products sold, research and development expense or selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur.

Historically, we had an employee stock purchase plan, or ESPP, which had an offering period commencing on the first trading day on or after February 1 and August 1 of each year and terminating on the last trading day on or before July 31 and January 31, respectively. In November 2021, we amended our ESPP offering periods beginning in 2022 after the January 31 purchase, to commence on the first trading day on or after May 15 and November 15 of each year and terminating on the last trading day on or before November 14 and May 14, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants could purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. We recognizer an expense in the amount equal to the estimated fair value of the discount.

On November 6, 2023, our board of directors terminated the 2020 Employee Stock Purchase Plan (“2020 ESPP”), effective November 8, 2023, and resolved to return to the respective contributors all contributions made during the purchase period ending November 14, 2023. No new purchase periods under the 2020 ESPP will commence as of the date of termination.

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

In connection with our shift in business model, certain assets met the classification for held for sale. The fair value of the assets held for sale are based on significant inputs that are unobservable and thus represent Level 3 measurements. Such unobservable significant inputs include an estimated marketplace transaction sales price for the disposal group, hypothetical projected revenues, costs and expenses, and cash flows that could potentially be generated by the assets held for sale, discounted at an estimated weighted average cost of capital. We also considered how the estimated value of the assets held for sale compared to the company’s overall market capitalization with a control premium. Significant changes to the inputs could result in a significantly different fair value measurement.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Acutus Medical, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
San Diego, California
April 1, 2024

Acutus Medical, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,170	$25,584
Marketable securities, short-term	3,233	44,863
Restricted cash, short-term	7,030	5,764
Accounts receivable	11,353	17,919
Inventory	4,278	1,794
Employer retention credit receivable	—	4,703
Prepaid expenses and other current assets	678	1,254
Current assets of discontinued operations (Note 3)	510	15,986
Total current assets	46,252	117,867

Property and equipment, net	825	1,669
Right-of-use assets, net	3,189	3,872
Other assets	94	94
Non-current assets of discontinued operations (Note 3)	3,600	9,938
Total assets	$53,960	$133,440

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	2,761	2,473
Accrued liabilities	2,887	3,310
Contingent consideration, short-term	—	1,800
Operating lease liabilities, short-term	718	319
Long-term debt, current portion	1,864	—
Warrant liability	409	3,346
Current liabilities of discontinued operations (Note 3)	10,303	8,624
Total current liabilities	18,942	19,872

Operating lease liabilities, long-term	3,243	4,103
Long-term debt	32,654	34,434
Other long-term liabilities	—	12
Total liabilities	54,839	58,421

Commitments and contingencies (Note 12)

Stockholders' (deficit) equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 29,313,667 and 28,554,656 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	599,935	594,173
Accumulated deficit	(599,977)	(518,314)
Accumulated other comprehensive loss	(866)	(869)
Total stockholders' equity	(879)	75,019
Total liabilities and stockholders' equity	$53,960	$133,440
The accompanying notes are an integral part of these consolidated financial statements.

Acutus Medical, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2023
(in thousands, except share and per share amounts)	2023	2022
Revenue	$7,164	$3,031
Cost of products sold	10,301	4,941
Gross loss	(3,137)	(1,910)

Operating expenses (income):
Research and development	3,482	3,118
Selling, general and administrative	14,066	20,315
Goodwill impairment	—	12,026
Change in fair value of contingent consideration	123	1,053
Gain on sale of business	(9,080)	(79,465)
Total operating expenses (income)	8,591	(42,953)
(Loss) income from operations	(11,728)	41,043

Other income (expense):
Loss on debt extinguishment	—	(7,947)
Change in fair value of warrant liability	2,937	33
Interest income	2,588	868
Interest expense	(5,655)	(5,149)
Total other expense, net	(130)	(12,195)
(Loss) income from continuing operations before income taxes	(11,858)	28,848
Income tax expense	63	15
Net (loss) income from continuing operations	(11,921)	28,833
Discontinued operations:
Loss from discontinued operations before income taxes	(69,530)	(68,382)
Income tax expense - discontinued operations	212	67
Loss from discontinued operations	(69,742)	(68,449)
Net loss	$(81,663)	$(39,616)

Other comprehensive income (loss):
Unrealized gain on marketable securities	7	39
Foreign currency translation adjustment	(4)	(691)
Comprehensive loss	$(81,660)	$(40,268)

Net (loss) earnings per share, basic:
(Loss) income from continuing operations	$(0.41)	$1.02
Loss from discontinued operations	$(2.40)	$(2.42)
Net loss per common share, basic	$(2.81)	$(1.40)

Net earnings (loss) per share, diluted:
(Loss) income from continuing operations	$(0.41)	$0.78
Loss from discontinued operations	$(2.40)	$(2.42)
Net loss per common share, diluted	$(2.81)	$(1.40)

Weighted average number of common shares outstanding, basic	29,095,294	28,471,389
Weighted average number of common shares outstanding, diluted- continuing operations	29,095,294	37,152,367
Weighted average number of common shares outstanding, diluted- discontinued operations and net loss per common share	29,095,294	28,471,389
The accompanying notes are an integral part of these consolidated financial statements.

Acutus Medical, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	6,666	$—	27,957,223	$28	$584,613	$(478,698)	$(217)	$105,726
Unrealized loss on marketable securities	—	—	—	—	—	—	39	39
Foreign currency translation adjustment	—	—	—	—	—	—	(691)	(691)
Stock option exercises	—	—	35,478	1	66	—	—	67
Stock-based compensation	—	—	412,628	—	9,280	—	—	9,280
Employee stock purchase plan shares issued	—	—	149,327	—	214	—	—	214
Net loss	—	—	—	—	—	(39,616)	—	(39,616)
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Stock option exercises	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	710,631	—	5,733	—	—	5,733
Employee stock purchase plan shares issued	—	—	45,162	—	25	—	—	25
Net loss	—	—	—	—	—	(81,663)	—	(81,663)
Balance as of December 31, 2023	6,666	$—	29,313,667	$29	$599,935	$(599,977)	$(866)	$(879)

The accompanying notes are an integral part of these consolidated financial statements.

Acutus Medical, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2023
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(81,663)	$(39,616)
Less: Loss on discontinued operations	69,742	68,449
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	191	339
AcQMap Systems converted to sales	—	—
Sales-type lease gain	—	—
Amortization of intangible assets	—	220
Non-cash stock-based compensation expense	3,032	3,400
Accretion of discounts on marketable securities, net	(1,428)	(24)
Amortization of debt issuance costs	571	850
Amortization of operating lease right-of-use assets	683	649
Loss on debt extinguishment	—	7,947
Goodwill impairment	—	12,026
Gain on sale of business, net	(9,080)	(79,465)
Direct costs paid related to sale of business	—	(4,027)
Change in fair value of warrant liability	(2,937)	(33)
Loss on disposal of property and equipment	—	—
Change in fair value of contingent consideration	123	1,053
Changes in operating assets and liabilities:
Accounts receivable	(1,074)	(464)
Inventory	(2,484)	(65)
Employer retention credit receivable	4,703	(4,703)
Prepaid expenses and other current assets	656	2,452
Other assets	—	—
Accounts payable	288	(204)
Accrued liabilities	(700)	1,434
Operating lease liabilities	(461)	(526)
Other long-term liabilities	(12)	(538)
Net cash used in operating activities - continuing operations	(19,850)	(30,846)
Net cash used in operating activities - discontinued operations	(43,268)	(58,071)
Net cash used in operating activities	(63,118)	(88,917)

Cash flows from investing activities
Proceeds from sale of business	17,000	70,000
Purchases of available-for-sale marketable securities	(39,765)	(54,508)
Sales of available-for-sale marketable securities	750	18,599
Maturities of available-for-sale marketable securities	82,000	74,642
Purchases of property and equipment	(219)	(228)
Net cash provided by investing activities - continuing operations	59,766	108,505
Net cash used in investing activities - discontinued operations	(1,211)	(3,754)
Net cash provided by investing activities	58,555	104,751

Cash flows from financing activities
Repayment of debt	—	(44,550)
Penalty fees paid for early prepayment of debt	—	(1,063)
Borrowing under new debt, net of fees	—	34,825
Payment of debt issuance costs	(490)	(626)
Proceeds from the exercise of stock options	4	67
Repurchase of common shares to pay employee withholding taxes	—	(111)
Proceeds from employee stock purchase plan	25	214
Payment of contingent consideration	(1,923)	(372)
Net cash used in financing activities - continuing operations	(2,384)	(11,616)
Net cash used in financing activities - discontinued operations	(280)	—
Net cash used in financing activities	(2,664)	(11,616)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,079	2,909

Net change in cash, cash equivalents and restricted cash	(5,148)	7,127
Cash, cash equivalents and restricted cash, at the beginning of the period	31,348	24,221
Cash, cash equivalents and restricted cash, at the end of the period	$26,200	$31,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,012	$4,231

Supplemental disclosure of noncash investing and financing activities:
Changes between assets and liabilities in discontinued operations	$5,445	$(11,341)
Accounts receivable from sale of business	$9,360	$17,000
Change in unrealized (gain) loss on marketable securities	$(7)	$(39)
Change in unpaid purchases of property and equipment	$—	$54
Contingent consideration escrow release	$—	$381
Net book value on AcQMap system sales-type leases	$—	$244
Amount of debt proceeds allocated to warrant liability	$—	$3,379
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
In November 2023, the Company’s Board of Directors approved a strategic realignment of resources and corporate restructuring (the “Restructuring”). The Company began implementation of a shift in its business model to solely support the manufacturing and distribution of Medtronic Inc.’s (“Medtronic”) left-heart access product portfolio, including to potentially earn earnout payments from Medtronic pursuant to its manufacturing and distribution arrangements with Medtronic. As part of the Restructuring, the Company wound down its mapping and ablation businesses and no longer manufactures or distributes the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 Steerable Sheath or associated accessories, and are exploring strategic alternatives for these businesses (specifically a potential sale of related assets). The Company expects that the Restructuring will be substantially complete in the first quarter of 2024.
The Company was incorporated in the state of Delaware on March 25, 2011, and is located in Carlsbad, California.
Liquidity and Capital Resources
The Company has limited revenue, and has incurred significant operating losses and negative cash flows from operations since its inception, and if it is unable to realize the expected benefits of the Restructuring, anticipates that it could incur significant losses for at least the next several years. As of December 31, 2023 and December 31, 2022, the Company had cash, cash equivalents, restricted cash and marketable securities of $29.4 million and $76.2 million, respectively. For the year ended December 31, 2023, net loss was $11.9 million from continuing operations and net loss was $69.7 million from discontinued operations. For the year ended December 31, 2022, net income was $28.8 million from continuing operations and net loss was $68.4 million from discontinued operations. Net cash used in operating activities for continuing operations was $19.9 million and $30.8 million for continuing operations , and for discontinued operations was $43.3 million and $58.1 million, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $600.0 million and $518.3 million, respectively, and working capital of $27.3 million and $98.0 million, respectively.
The Restructuring is intended to reduce the Company’s operating expenses and optimize its cash resources by focusing exclusively on the manufacturing and distribution of the Products (as defined in Note 4 – Sale of Business, below) to Medtronic to continue to generate revenue from such sales in addition to the associated earnout payments discussed further below. Following the Restructuring, the Company expects its primary uses of capital to be investments in manufacturing and distributing the Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, general administrative costs and working capital.

On June 30, 2022, Medtronic paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. The OEM Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the Products after the Company's achievement of the OEM Earnout (as defined in Note 4 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) of the Products achieved by Medtronic each year over four years. During the year ended December 31, 2023, the Company earned $9.4 million (before transaction costs) based on Medtronic's Products sales to be paid in fiscal 2024 and is recorded in accounts receivable as of December 31, 2023.
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
Discontinued Operations

In accordance with Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements, under subtopic 205-20 Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations.

The strategic shift approved by the Company's Board of Directors (discussed in Note 1 – Organization and Description of Business above) met the definition of a discontinued operation as of December 31, 2023. Accordingly, the major current assets, non-current assets, current liabilities, and non-current liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations as of December 31, 2023 and 2022, and the operating results of the components disposed are reported as loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2023 and 2022. For additional information, see Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring.
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
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating and reportable segment.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of December 31, 2023 and December 31, 2022, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met.

The following table reconciles cash, cash equivalents and restricted cash in the consolidated balance sheets to the total balances as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$19,170	$25,584
Restricted cash	7,030	5,764
Total cash, cash equivalents and restricted cash	$26,200	$31,348
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investee’s financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.
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
The below description applies to products that will no longer be manufactured and sold by the Company upon completion of the Restructuring. See Note 1 – Organization and Description of Business – Liquidity and Capital Resources, above.
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
For direct customers, the installation and delivery of the AcQMap System is satisfied at a point in time when the installation is complete, which is when the customer can benefit and has control of the system. For AcQMap Systems sold to Biotronik SE & Co. KG (“Biotronik”), the installation is not a performance obligation as it is performed by Biotronik, and therefore the AcQMap System is satisfied at a point in time when they have control of the system. The Company’s software updates and equipment service performance obligations are satisfied evenly over time as the customer simultaneously receives and consumes the benefits of the Company’s performance for these services throughout the service period.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of December 31, 2023 and December 31, 2022.
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
In 2022, the Company sold its left-heart access transseptal crossing business to Medtronic. In connection with the sale, the Company entered into a distribution agreement (the "Distribution Agreement") with Medtronic, pursuant to which the Company acts as the original equipment manufacturer ("OEM") supplier of these products. The Company will produce and sell the products to Medtronic for a period of up to four years. Revenue is recognized when the title to the products are transferred to Medtronic, which occurs when the products are shipped from our facility (or FOB shipping point). See Note 4 – Sale of Business, below, for further details. As part of the Restructuring, the Company will focus exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.
The following table sets forth the Company’s continuing revenues (primarily sales to Medtronic) for disposables and service/other (transitional services for Medtronic) for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Disposables	$6,315	$3,031
Service/Other	849	—
Total revenue	$7,164	$3,031
Revenue from continuing operations is primarily US-based.

Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $3.2 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates future credit losses based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of December 31, 2023 or December 31, 2022.

Accounts receivable recorded on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 consists of the following (in thousands):

	December 31, 2023	December 31, 2022

Trade accounts receivable	$1,993	$919
Earnouts receivable from Medtronic	9,360	17,000
Total accounts receivable	$11,353	$17,919

Employee Retention Credit Receivable
The Employee Retention Credit is a refundable U.S. tax credit separate from tax based on income for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. The Company applied for the tax credit in 2022 and as of December 31, 2023, the entire $6.8 million claimed tax credit has been refunded to the Company, of which $4.7 million was received during the year ended December 31, 2023.
Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is presented as goodwill in the accompanying condensed consolidated balance sheets. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing. ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the evaluation of goodwill for impairment, which is performed annually during the fourth quarter, the Company first assesses qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative goodwill impairment test. The Company has one reporting unit. During the year ended December 31, 2022, the Company fully impaired its goodwill balance of $12.0 million.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the years ended December 31, 2023 and 2022, the Company determined that there was no impairment of property and equipment or intangible assets.
Foreign Currency Translation and Transactions
The assets, liabilities and results of operations of Acutus Medical N.V. and Acutus Medical UK Limited are measured using their functional currency, the Euro and British Pound Sterling, respectively, which is the currency of the primary foreign economic environment in which the subsidiaries operate. Upon consolidating these entities with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet date and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating the entities’ financial statements are reported in accumulated other comprehensive loss in the consolidated balance sheets and foreign currency translation adjustment in the consolidated statements of operations and comprehensive loss.

Lease Property
The Company leases office space in Carlsbad, California as its corporate headquarters and for manufacturing operations. Additionally, it leases office space in Zaventem, Belgium for international operations. The Company accounts for its lease property under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheets as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, which is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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
Selling, General and Administrative
Selling, general, and administrative expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and additionally, prior to the Restructuring, salaries and employee-related costs for personnel in sales, marketing, and other administrative functions.
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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2023 and 2022.
As of December 31, 2023 and December 31, 2022, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value (using Level 2 assumptions) due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements as of December 31, 2023

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$16,911	$—	$—	$16,911
Marketable securities at fair value
U.S. treasury securities	—	—	—	—
Commercial paper	—	1,978	—	1,978
Asset-backed securities	—	497	—	497
Yankee debt securities	—	758	—	758
Total fair value	$16,911	$3,233	$—	$20,144

Liabilities included in:
Warrant liability	—	—	409	409
Total fair value	$—	$—	$409	$409

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$22,700	$—	$—	$22,700
Marketable securities at fair value
U.S. treasury securities	—	26,897	—	26,897
Commercial paper	—	14,764	—	14,764
Yankee debt securities	—	3,202	—	3,202
Total fair value	$22,700	$44,863	$—	$67,563

Liabilities included in:
Warrant liability	—	—	3,346	3,346
Contingent consideration	—	—	1,800	1,800
Total fair value	$—	$—	$5,146	$5,146

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
Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2023 (in thousands):

	Contingent Consideration	Warrant Liability
Balance, December 31, 2022	$1,800	$3,346
Change in fair value	123	(2,937)
Final payment of contingent consideration	(1,923)	—
Balance, December 31, 2023	$—	$409
As of December 31, 2023, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.1083 per warrant as of December 31, 2023 and the significant inputs used in the estimation of the fair value were as follows:

December 31, 2023

Risk-free interest rate	3.88%
Expected term in years	6.5
Expected volatility	90.00%

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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. ASU

2016-13 is effective for smaller reporting companies in 2023. The Company adopted the guidance in the first quarter of 2023 with no material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for public entities with annual periods beginning after December 15, 2023, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740) ("ASU 2023-09"), which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.
Note 3—Discontinued Operations, Assets Held for Sale and Restructuring
In November 2023, with approval of the “Restructuring”, the Company began implementation of its business model shift to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio. As part of the Restructuring, the Company is no longer manufacturing or distributing the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 Steerable Sheath, and associated accessories. Additionally, the Company has halted any further research and development related to this suite of products.
Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and relate to the Company's mapping and ablation business, which it is winding down, and expects to substantially complete by the end of the first quarter of 2024.

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. At December 31, 2023, assets held for sale are included as non-current assets in the Company’s consolidated balance sheet and the loss recognized on classification of assets held for sale is included in the Company’s restructure expenses. The assets held for sale were determined to be non-current assets as any proceeds from disposal will be used to pay down the Company's long-term debt.

The major assets and liabilities (at carrying value) associated with discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

	December 31, 2023		December 31, 2022
Carrying amounts of major classes of assets included as part of discontinued operations

Accounts receivable	$510		$3,166
Inventory	12,780	*	11,533
Prepaid expenses and other current assets	902	*	1,287
Property and equipment, net	4,871	*	7,552
Intangible assets, net	1,416	*	1,583
Other assets	—		803
Less: Loss recognized on classification as held for sale	(16,369)	*	—
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$4,110		$25,924

* These comprise assets held for sale, at their carrying value of $3.6 million as of December 31, 2023. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets within the group.

Carrying amounts of major classes of liabilities included as part of discontinued operations

Accounts payable	1,892		2,248
Accrued restructure	5,649		—
Accrued liabilities	2,762		6,376
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$10,303		$8,624

Inventory in discontinued operations consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Raw materials	$8,020	$8,301
Work in process	2,211	1,827
Finished goods	2,549	1,405
Total inventory transferred to held for sale	$12,780	$11,533

Property and equipment, net, in discontinued operations consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Furniture and fixtures	$20	$20
Laboratory equipment and software	18,295	18,477
Construction in process	1,141	1,186
Total property and equipment	19,456	19,683
Less: accumulated depreciation	(14,585)	(12,131)
Total property and equipment, net, related to discontinued operations	$4,871	$7,552

Depreciation expense was $3.6 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively. Assets transferred to held for sale are no longer depreciated.

Intangibles, net, consists solely of licensed intangible assets acquired from Biotronik relating to the force sensing ablation catheter, which is part of the Company's operations that it intends to sell. The Company recorded amortization expense related to the above intangible assets of $0.17 million and $0.20 million for the years ended December 31, 2023 and 2022, respectively, which are reflected in the loss from discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively. Intangible assets held for sale are no longer amortized.

The revenues and expenses associated with discontinued operations included in the Company's consolidated statements of operations and comprehensive loss were as follows (in thousands):

	December 31, 2023	December 31, 2022
Major line items constituting pretax loss of discontinued operations

Revenue	$10,937	$13,332

Cost of product sold	(19,002)	(26,969)
Research and development	(18,335)	(25,035)
Selling, general and administrative	(18,852)	(27,339)
Impairment of inventory	(384)	—
Impairment of prepaid assets and other current assets	(580)	—
Impairment of property and equipment	(621)	—
Restructuring	(6,324)	(2,371)
Impairment from held for sale classification	(16,369)	—

Loss from discontinued operations before income taxes	(69,530)	(68,382)
Income tax expense	212	67
Net loss from discontinued operations	$(69,742)	$(68,449)

The following table sets forth the breakdown of Company’s discontinued operations revenue for disposables, systems and service/other for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Disposables	$8,082	$9,891
Systems	1,254	1,750
Service/Other	1,601	1,691
Total revenue	$10,937	$13,332
The following table provides discontinued operations revenue by geographic location for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
United States	$4,450	$5,849
Outside the United States	6,487	7,483
Total revenue	$10,937	$13,332

Prior to the Restructuring, revenue was subject to fluctuation based on the foreign currency in which our products were sold. For the years ended December 31, 2023 and 2022, approximately 59% and 56%, respectively, of discontinued operations sales were sold outside of the United States.

Impairment of Inventory

For the year ended December 31, 2023, certain inventory was impaired as a result of the strategic decision to wind down the mapping and ablation business. The Company determined that certain non-left-heart access inventories needed to be destroyed or that the net realizable value for certain inventories was lower than cost, resulting in an impairment expense recognition of approximately $0.4 million related to its inventory for the year ended December 31, 2023. The balance of remaining inventory in discontinued operations at December 31, 2023 and 2022 was $12.8 million and $11.5 million, respectively.

Impairment of Prepaid Assets and Other Current Assets

For the year ended December 31, 2023, certain prepaid assets and other current assets were impaired as a result of the strategic decision to wind down the mapping and ablation business. The Company determined that for these prepaid assets and other current assets it could not seek a refund, however, the service related to the respective asset was no longer required due to the business shift, resulting in an impairment expense recognition of approximately $0.6 million related to its prepaid assets and other current assets for the year ended December 31, 2023. The remaining balance of prepaid assets and other current assets in discontinued operations at December 31, 2023 and 2022 was $0.9 and $1.3 million, respectively.

Impairment of Property and Equipment

For the year ended December 31, 2023, certain property and equipment were impaired as a result of the strategic decision to wind down the mapping and ablation business. The Company determined that certain property and equipment that had been tailored or integrated in ways specific to the Company, had no salvage value or the efforts to separate and/or transfer/sell the property and equipment was cost prohibitive, resulting in an impairment expense recognition of approximately $0.6 million related to property and equipment for the year ended December 31, 2023. The remaining balance of property and equipment in discontinued operations at December 31, 2023 and 2022 was $4.9 and $7.6 million, respectively.

Impairment of Assets Classified as Held for Sale

For the year ended December 31, 2023, certain intangible assets, inventory and property and equipment were impaired as a result of meeting the criteria to be classified as held for sale. The Company engaged an independent third-party to determine the fair value of the assets held for sale (“disposal group”.) The Company determined that the carrying value of $3.6 million (fair value of $3.8 million less estimated costs to sell of $0.2 million) of the disposal group was less than the book values of the disposal group, thus, the Company recorded an impairment charge related to the held for sale classification of $16.4 million for the year ended December 31, 2023. Due to the nature of estimates, the actual amounts realized upon sale may be more than or less than the estimated carrying value of the disposal group. Any difference will be recognized as a gain or loss in discontinued operations of future financial statements. The fair value measurements of the assets held for sale are based on significant inputs that are unobservable and thus represents Level 3 measurements.

Restructuring Activities

In connection with the strategic decision to wind down the ablation and mapping business, restructuring actions were taken related to this shift in business model, resulting in the realignment of resources, including an organizational workforce reduction and corporate restructure. Restructuring and exit-related charges consisting of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that are assisting with the Restructuring, contract termination costs and other restructuring costs were recorded as restructuring expense, cost of product sold or selling, general administrative expense and is included in the loss from discontinued operations.

The Company identified three major types of restructuring activities related to the disposal of the mapping and ablation business, in addition to, the asset impairments detailed above. These three types of activities are employee termination costs, contract termination costs, and other costs. For the year ended December 31, 2023, the Company recorded $4.2 million for employee termination costs within restructure expenses of discontinued operations. Additionally, the Company estimated $2.2 million in contract termination costs, which were recorded in restructuring expense of discontinued operations, as these contract termination costs were deemed probable and estimable.

The following summarizes the restructuring activities and their related accruals as of December 31, 2023:

	Employee	Contract
	Termination Costs	Termination Costs	Other Costs	Total

Restructure Accrual Balance at 12/31/2022	$—	$—	$—	$—
Restructuring charges	4,164	2,156	4	6,324
Payments	(671)	—	(4)	(675)
Restructure Accrual Balance at 12/31/23	$3,493	$2,156	$—	$5,649

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
(ii)    $17.0 million upon the earlier of (A) the Second Closing (as defined below) or (B) the Company’s initial submission for CE Mark certification of the Products under the European Union Medical Devices Regulation, to the reasonable satisfaction of a third-party regulatory consultant, subject to certain other conditions as set forth in the Asset Purchase Agreement (the “Transfer Earnout”); and
(iii)    amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) from sales of the Products achieved by Medtronic over each year over a four-year period beginning on the first full quarter after Medtronic’s first commercial sale of a Product and achievement of the OEM Earnout.

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the consolidated balance sheets. During the year ended December 31, 2023, $9.4 million was earned under item (iii) and recorded as a receivable on the consolidated balance sheet as of December 31, 2023.

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

The Company recorded the following amounts for the year ended December 31, 2023, resulting in a net gain of $9.1 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

Year Ended December 31, 2023

Percentage of Product Net Sales Earnout accrued as of December 31, 2023	$9,360
Transaction costs	(280)
Gain on sale of business, net	$9,080

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

Note 5—Marketable Securities
Marketable securities consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
Commercial paper	$1,978	$—	$—	$1,978
Asset-backed securities	497	—	—	497
Yankee debt securities	758	—	—	758
Total available-for-sale securities - short-term	3,233	—	—	3,233
Total available-for-sale securities	$3,233	$—	$—	$3,233

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$26,906	$3	$(12)	$26,897
Commercial paper	3,200	2	—	3,202
Yankee debt securities	14,764	—	—	14,764
Total available-for-sale securities - short-term	44,870	5	(12)	44,863
Total available-for-sale securities	$44,870	$5	$(12)	$44,863
As of December 31, 2023, the Company’s available-for-sale securities classified as short-term of $3.2 million mature in one year or less and there were none held long-term. As of December 31, 2022, the Company’s available-for-sale securities classified as short-term of $44.9 million mature in one year or less and there were none held long-term.
Note 6—Inventory
Inventory as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Raw materials	$3,428	$878
Work in process	319	197
Finished goods	531	719
Total inventory	$4,278	$1,794
Inventory is recorded net of write-downs and manufacturing scrap of $3.2 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively.

Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022

Furniture and fixtures	$432	$431
Office equipment	1,537	1,537
Laboratory equipment and software	1,494	1,497
Leasehold improvements	979	580
Construction in process	7	980
Total property and equipment	4,449	5,025
Less: accumulated depreciation	(3,624)	(3,356)
Property and equipment, net	$825	$1,669

Depreciation expense was $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
Note 8—Intangible Assets
Licensed intangible assets relate to the Force Sensing Ablation Catheter licensed intangible acquired from Biotronik which is part of the ablation business which the Company intends to sell due to the strategic shift and, therefore, were transferred to assets held for sale and are part of discontinued operations.
The tables below present the details of intangible assets as of December 31, 2023 and December 31, 2022 (dollars in thousands):

December 31, 2023	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Transfer to Discontinued Operations	Balance

Licensed intangibles	—	—	$2,000	$(582)	$(1,416)	$—
Total intangible assets			$2,000	$(582)	$(1,416)	$—

December 31, 2022	Estimated Useful Life (in years)	Weighted Average Remaining Life (in years)	Intangible Assets	Accumulated Amortization	Transfer to Discontinued Operations	Balance
Licensed intangibles	10.0	7.9	$2,000	$(417)	$(1,583)	$—
Total intangible assets			$2,000	$(417)	$(1,583)	$—

Note 9—Accrued Liabilities
Accrued liabilities related to continuing operations consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022

Compensation and related expenses	$2,225	$2,433
Professional fees	378	186
Sales and use tax	—	181
Other*	274	510
Total accrued liabilities	$2,877	$3,310

*Other is principally comprised of earnout transaction cost accruals.

Note 10—Debt
Outstanding debt as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

2022 Credit Agreement(1)	$36,792	$36,776
Total outstanding debt, gross	36,792	36,776
Less: Unamortized debt discount and fees	(2,274)	(2,342)
Total outstanding debt, long-term	$34,518	$34,434
(1)The 2022 Credit Agreement includes final payment fees of $1.8 million.
2022 Amended and Restated Credit Agreement
On June 30, 2022, the Company amended and restated its prior debt facility. The amended and restated credit agreement is with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively referred to as “Deerfield” or "Lenders") and is for an aggregate principal amount of $35.0 million and has a 5-year term. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the prior debt facility and to pay related fees and expenses.

The 2022 Credit Agreement bears an annual interest of 9% plus the one-month adjusted term Secured Overnight Financing Rate (applying a 2.5% minimum rate). From date of closing, amortization payments are due as follows:

•$2,500,000 of the principal due at the end of month 24;
•$7,500,000 of the principal due at the end of month 36;
•$10,000,000 of the principal due at the end of month 48; and
•$15,000,000 due at the end of month 60.

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
On March 4, 2024, the Company entered into Waiver and Amendment No. 3 ("Amendment No. 3") to the 2022 Credit Agreement. Previously, on February 16, 2024, the Biotronik Parties filed the Demand against Acutus with the American Arbitration Association (who notified the Company of the Demand on February 29, 2024), alleging that the Company breached its contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of its businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3 among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event the Company's common stock ceases to be listed on Nasdaq (without a comparable re-listing) (a "Delisting") and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.
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
On March 4, 2024, the Company entered into an amendment (the “Warrant Amendment”) to the 2022 Warrants and 2022 Warrant Purchase Agreement with Deerfield. Pursuant to the Warrant Amendment, (i) the 2022 Warrants were amended to remove Deerfield’s option to require the Company to repurchase the 2022 Warrants from Deerfield upon a Delisting, and to modify the volatility rate that would be used to calculate the Black-Scholes value of the 2022 Warrants that would apply to certain other transactions involving the Company pursuant to the 2022 Warrants, and (ii) the Warrant Purchase Agreement was amended to remove the Company obligation to take all commercially reasonable actions necessary to cause the Company's common stock to remain listed on Nasdaq at all times during the term of the 2022 Warrants.

The 2022 Warrants represent a freestanding financial instrument and are conditionally puttable at the holder’s option upon an event that is outside of the Company’s control. Therefore, the 2022 Warrants are classified as liability pursuant to ASC 480, Distinguishing Liabilities from Equity, initially and subsequently recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Refer to Fair Value Measurements in Note 2 - Summary of Significant Accounting Policies and Note 14 - Warrants for more information.

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
The Carlsbad and Belgium leases were not impacted by the restructure. The Carlsbad office will continue as the corporate headquarters and the facility to manufacture the Products. The Belgium office will continue to facilitate the upkeep of the Company's CE Mark.
The following table summarizes quantitative information about the Company’s operating leases for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022

Operating cash flows from operating leases	$756	$898
Weighted average remaining lease term – operating leases (in years)	4.0	4.9
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s operating lease expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Operating leases
Operating lease cost	$1,006	$1,013
Variable lease cost	324	293
Total operating lease expense	$1,330	$1,306
As of December 31, 2023, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Year ending December 31, 2024	$1,160
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Year ending December 31, 2027	1,221
Total	4,717
Less: present value discount	(756)
Operating lease liabilities	$3,961
Note 12—Commitments and Contingencies
The Company and certain of its current and former officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California on February 14, 2022 and March

23, 2022. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. The defendants thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. We are defending the action. Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.
Note 13—Warrants
As of December 31, 2023 and December 31, 2022, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	December 31, 2023	December 31, 2022

Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the year ended December 31, 2023 .

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, a favorable fair value change of $2.9 million was recognized.

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
Common Stock
During the years ended December 31, 2023 and 2022, stock options to acquire 3,218 shares and 35,478 shares, respectively, were exercised for shares of the Company's common stock with proceeds of less than $0.1 million and $0.1 million, respectively. Additionally in conjunction with the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), during the years ended December 31, 2023 and 2022, 45,162 shares and 149,327 shares, respectively, of common stock were issued for consideration of less than $0.1 million and $0.2 million, respectively. During the years ended December 31, 2023 and 2022, the Company issued 710,631 shares and 412,628 shares, respectively, of common stock upon vesting of RSUs.
Note 15—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of December 31, 2023, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,669,799 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of December 31, 2023, 5,573,491 shares of common stock were authorized for issuance under the 2020 Plan, including 1,142,186 additional shares that were authorized on January 1, 2023. As of December 31, 2023, 3,191,792 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of December 31, 2023, 195,537 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.

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
The following assumptions were used to estimate the fair value of stock options for the years ended December 31, 2023 and 2022:

Year Ended December 31,
	2023	2022

Risk-free interest rate	3.91% - 4.27%	1.76% - 3.39%
Expected dividend yield	—	—
Expected term in years	5.5 - 5.6	5.5 - 6.0
Expected volatility	75% - 85%	75% - 90%
The Company's stock option activity for the year ended December 31, 2023 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,898,821	$6.83	6.9	$79
Options granted	755,580	1.28
Options exercised	(3,218)	1.34		$—
Options forfeited	(1,746,460)	9.74
Outstanding as of December 31, 2023	1,904,723	$1.98	7.8	$—
Options vested and expected to vest December 31, 2023	1,904,723	$1.98	7.8	$—
Options exercisable December 31, 2023	1,039,564	$2.50	6.8	$—
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.20 and $1.15 as of December 31, 2023 and December 31, 2022, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. The weighted average grant date fair value per share for the stock option awards granted during the year ended December 31, 2023 was $1.17. As of December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.03 years.

Restricted Stock Units (RSUs)
The Company’s RSU activity for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2022	1,659,898	$4.17
Granted	1,937,520	1.28
Forfeited	(500,521)	3.95
Vested	(911,567)	2.94
Unvested as of December 31, 2023	2,185,330	$2.18
As of December 31, 2023, there was $2.8 million of unrecognized compensation related to unvested RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
Employee Stock Purchase Plan
The 2020 ESPP permitted individual employees to purchase shares of the Company’s common stock from amounts accumulated under payroll deductions. The 2020 ESPP became effective on August 5, 2020, wherein 645,105 shares of common stock were authorized. Additional shares of common stock were historically allocated to the 2020 ESPP by the determination of the Compensation Committee of the Company’s Board of Directors, in its sole discretion, and by evergreen provisions in the plan authorization. Automatically authorized in 2023 were 252,042 shares under the plan's evergreen provision. As of December 31, 2023, 669,017 shares were available for purchase under the Company's 2020 ESPP.
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
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Year Ended December 31, 2023		Year Ended December 31, 2022
	2023	2022	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Cost of products sold	$454	$669	$288	$166	$504	$165
Research and development	1,167	1,736	46	1,121	65	1,671
Selling, general and administrative	4,112	6,986	2,698	1,414	2,831	4,155
Total stock-based compensation	$5,733	$9,391	$3,032	$2,701	$3,400	$5,991

Note 16—Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share includes the potential impact of the Company’s convertible preferred stock, common stock options, RSUs, RSAs, intended ESPP purchases and warrants when such shares are not anti-dilutive. For the year ended December 31, 2023, the Company reported loss from continuing operations, discontinued operations and net loss per common share, and, therefore, basic and diluted net loss per common share are the same. For the year ended December 31, 2022, the Company reported income from continuing operations. When calculating diluted earnings per common share from continuing operations there were no adjustments to the numerator and the denominator was adjusted for dilutive securities (see the table for the reconciliation of the denominator.) For the years ended December 31, 2022, the Company reported loss from discontinued operations and net loss per common share, and, therefore, basic and diluted net loss per common share are the same.
For the year ended December 31, 2023, the table below provides potentially dilutive securities not included in the calculation of diluted loss per common share for loss from continuing operations, loss from discontinued operations and net loss because to do so would be anti-dilutive:

Year Ended December 31,
2023

Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841
Exercise of common stock warrants	4,576,505
Exercise of stock options	1,039,564
Vesting of RSUs and RSAs	2,185,330
Issuance of shares under 2020 ESPP	—
Total potentially dilutive securities	14,467,240
For the year ended December 31, 2022, the table below provides a reconciliation of the denominator of the basic and diluted earnings per share computation for continuing operations:

Year Ended December 31,
2022

Denominator for basic earnings per share:
Weighted average shares outstanding	28,471,389

Effect of dilutive securities:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841
Exercise of common stock warrants	318,535
Exercise of stock options	34,312
Vesting of RSUs and RSAs	1,610,560
Issuance of shares under 2020 ESPP	51,730
Denominator for diluted earnings per share	37,152,367

For the year ended December 31, 2022, the table below provides potentially dilutive securities not included in the calculation of diluted loss per common share for loss from discontinued operations and net loss because to do so would be anti-dilutive:

December 31,
2022

Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841
Exercise of common stock warrants	4,576,505
Exercise of stock options	1,744,253
Vesting of RSUs and RSAs	1,659,898
Issuance of shares under 2020 ESPP	51,730
Total potentially dilutive securities	14,698,227
Note 17—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the years ended December 31, 2023 and 2022.
Note 18—Income Taxes
The components of pretax loss from continuing operations for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
U.S.	$(11,858)	$28,848
Foreign	—	—
Pretax loss from continuing operations	$(11,858)	$28,848
The components of income tax expense for continuing operations are as follows (in thousands):

	December 31,
	2023	2022
Federal	$—	$—
State	63	15
Foreign	0	0
Total provision for income taxes	$63	$15
A provision for state and foreign income taxes was less than $0.1 and $0.1 million for the years ended December 31, 2023 and 2022, respectively. Current income taxes are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL carryforwards and R&D tax credit carryforwards. The Company adopted ASU 2019-12 in the first quarter of 2021 and has recorded franchise taxes not based on income outside of income tax expense.
The following table presents a reconciliation of income tax computed at the U.S. federal statutory tax rate to the total income tax expense for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023		2022
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at federal statutory rate	$(2,490)	21.0%	$6,058	21.0%
Adjustments for tax effects of:
State taxes, net	(271)	2.3%	872	3.0%
Permanent adjustments	(750)	6.3%	808	2.8%
Goodwill impairment	—	—%	2,525	8.8%
Stock based compensation expense	2,616	(22.1)%	2,525	8.8%
Research and development credit	(1,720)	14.5%	(2,099)	(7.3)%
Unrecognized tax benefit	626	(5.3)%	630	2.2%
Return to provision	(1,959)	16.5%	534	1.9%
Valuation allowance	4,012	(33.8)%	(11,839)	(41.0)%
Income tax expense	$63	(0.5)%	$15	0.1%
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$96,679	$94,437
Stock-based compensation	1,031	1,678
Research and development credit	11,733	10,273
Capitalized research costs	12,679	9,471
Intangible assets	93	94
Accrued compensation	733	1,161
Debt	623	—
Lease liability	929	1,019
Inventory	6,811	655
Other	1,241	35
Total gross deferred tax assets	132,552	118,823
Valuation allowance	(131,395)	(110,907)
Net deferred tax asset	$1,157	$7,916

Deferred tax liabilities:
Deferred installment gain	$—	$(5,315)
Property and equipment	(249)	(1,105)
Right of use assets	(747)	(891)
Prepaid expenses	(47)	(105)
Other	(115)	(461)
Debt	—	(39)
Total deferred tax liabilities	(1,157)	(7,916)
Net deferred tax assets (liabilities)	$—	$—
In assessing the realizability of deferred tax assets as of December 31, 2023 and 2022, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the NOL carryforwards and R&D credit carryforwards will be used. The Company determined it is more likely than not that its net deferred tax assets will not be realized. Accordingly, a valuation allowance was recorded as of December 31, 2023 and 2022 to fully offset the net deferred tax assets of $131.4 million and $110.9 million, respectively.
The following table presents NOLs and tax credit carryforwards as of December 31, 2023 (in thousands):

	Amount	Expiration Years
NOLs, federal (post-December 31, 2017)	$331,657	Indefinite (1)
NOLs, federal (pre-January 1, 2018)	$93,096	2031	-	2037
NOLs, state	$104,529	2026	-	2043
NOLs, state (post-December 31, 2017)	$16,269	Indefinite (1)
Research and development tax credits, federal	$11,087	2031	-	2043
Research and development tax credits, California	$7,183	Indefinite
____________________
(1) NOL carryforwards generated after 2017 can be carried forward indefinitely and can generally be used to offset up to 80%of future taxable income.
NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be used annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. The Company believes it has experienced certain ownership changes in the past and has recorded the deferred tax assets related to NOL and R&D credit carryforwards net of any previous limitations due to sections 382 and 383.
The Company had conducted intensive research and experimentation activities, generating R&D tax credits for federal and state purposes under Section 41 of the Code. The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.
The following table summarizes the changes to unrecognized tax benefits as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$4,795	$4,128
Gross increases – tax positions in current period	556	683
Gross increases – tax positions in prior period	130	—
Gross decreases – tax positions in prior period	—	(16)
Balance at end of year	$5,481	$4,795
As of December 31, 2023, the Company has unrecognized tax benefits of $5.5 million of which $4.8 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.
The Company does not anticipate that there will be a significant change in unrecognized tax benefits over the next 12 months.
The Company is subject to U.S. federal and various state tax as well as Belgium, and the UK tax jurisdictions. Since the Company formed in 2011, all filed tax returns are subject to examination. Generally, the tax years remain open for examination by the federal statute under a three-year statute of limitation; however, states generally keep their statutes open between three and four years. However, the Company’s tax years from inception are subject to examination by the United States and various state taxing authorities due to the carry forward of unused NOLs and R&D credits.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.
The Tax Cuts and Jobs Act enacted in 2017 requires taxpayers to capitalize and amortize R&D expenditures for tax purposes incurred in tax years beginning after December 31, 2021. The rule resulted in the Company's capitalization of R&D expenditures of approximately $20.6 million and $28.8 million incurred during 2023 and 2022, respectively.  For R&D performed in the U.S., the Company will amortize costs capitalized for tax purposes over 5 years and for R&D performed outside the U.S, the Company will amortize costs capitalized for tax purposes over 15 years.

Note 19—Related Party Transactions
Consulting Agreement
The Company has a consulting agreement with the chairman of the Company’s Board of Directors. The Company recorded less than approximately $0.1 million and less than approximately $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Credit Agreements
The Company's prior credit agreement (the "2019 Credit Agreement") was between the Company and related parties OrbiMed Royalty Opportunities II, LP and Deerfield Private Design Fund II, L.P., and provided for a loan of up to $70.0 million with a maturity date of May 20, 2024. On June 30, 2022, the loan balance of $40.0 million was repaid in full out of the proceeds of the 2022 Credit Agreement. The 2022 Credit Agreement with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. replaced the 2019 Credit Agreement and provides for an aggregate principal amount of $35.0 million and a maturity date five years from the closing of the loan. Refer to Note 9 - Debt for additional details.

The liability for the loan balance related to the 2022 Credit Agreement recorded on the Company's consolidated balance sheets was $34.5 million and $34.4 million as of December 31, 2023 and 2022, respectively. The Company recorded interest expense related to the debt on the consolidated statements of operations and comprehensive loss of $5.7 million and $5.1 million for the years ended December 31, 2023 and 2022, respectively.

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
Note 20—Subsequent Events

On February 16, 2024, the Biotronik Parties filed the Demand against Acutus with the American Arbitration Association (who notified us of the Demand on February 29, 2024), alleging that the Company breached its contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. As the arbitration process has effectively begun; and, as the parties will appoint an arbitral tribunal and set a procedural timetable, the Company has determined the Demand loss contingency to be "reasonably possible" as it is less than “probable”, but, more than “remote”. The Company has also determined that it cannot reasonably estimate the possible loss related to this contingency as the outcome is both unknown and not reasonably estimable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As of December 31, 2023, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by our directors and executive officers during the quarter ended December 31, 2023.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

1.    The following consolidated financial statements of Acutus Medical, Inc. included in Item 8 are filed as part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022
2.    Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
3.    Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
2.1+	Acquisition Agreement, dated May 31, 2019, among the Registrant, Rhythm Xience, Inc., the sellers listed on Schedule I thereto and Harold Wodlinger, as the Sellers’ Agent	S-1	333-239873	2.1	July 15, 2020

2.2+	Asset Purchase Agreement dated April 26, 2022, by and among Medtronic, Inc. and the Registrant	8-K	001-39430	2.1	April 27, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39430	3.1	August 10, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39430	3.2	August 10, 2020

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Registrant.	8-K	001-39430	3.1	August 23, 2021

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-239873	4.2	July 30, 2020

4.2+	Amended and Restated Investors’ Rights Agreement, dated June 12, 2019, among the Registrant and certain of its stockholders	S-1	333-239873	4.1	July 15, 2020

4.3*	Description of the Registrant’s Securities

4.4+	Form of warrant to purchase common stock dated January 30, 2015, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.3	July 15, 2020

4.5+	Form of warrant to purchase convertible preferred stock, dated June 7, 2018, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.4	July 15, 2020

4.6+	Form of warrant to purchase convertible preferred stock, dated July 31, 2018, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.5	July 15, 2020

4.7+	Form of warrant to purchase convertible preferred stock, dated May 20, 2019, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.6	July 15, 2020

4.8+	Form of Warrant for the issuance of warrants dated June 30, 2022	8-K	001-39430	10.3	July 1, 2022

10.1+	Amended and Restated Credit Agreement dated June 30, 2022, by and among the Registrant, the lenders from time to time party thereto, Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	July 1, 2022

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 4, 2023, by and between the Registrant and the Lenders party thereto	10-Q	001-39430	10.1	August 7, 2023

10.3	Amendment No. 2 to Existing Credit Agreement dated as of November 8, 2023, by and among the Company and the Lenders party thereto, and acknowledged by Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	November 13, 2023
10.4	Amendment No. 3 to Amended and Restated Credit Agreement and Amendment to Lender Warrants and Warrant Purchase Agreement	8-K	001-39430	10.1	March 5, 2024

10.5+	Warrant Purchase Agreement dated June 30, 2022, by and among the Registrant and the purchasers named therein	8-K	001-39430	10.2	July 1, 2022

10.6+	Registration Rights Agreement dated June 30, 2022, by and among the Registrant, Deerfield Partners, L.P. and Deerfield Private Design Fund III	8-K	001-39430	10.4	July 1, 2022

10.7+	License and Distribution Agreement, dated July 2, 2019, among the Registrant, Biotronik SE & Co. KG and VascoMed GmbH	S-1	333-239873	10.3	July 15, 2020

10.8+	License Agreement, dated May 10, 2011, between the Registrant and Dr. Christoph Scharf	S-1	333-239873	10.6	July 15, 2020

10.9	First Amendment to License Agreement, dated September 30, 2011, between the Registrant and Dr. Christoph Scharf	S-1	333-239873	10.7	July 15, 2020

10.10+	Master License Agreement, dated March 11, 2014, between the Registrant and Biotectix, LLC	S-1	333-239873	10.8	July 15, 2020

10.11+	Exclusive Patent License Agreement, dated April 21, 2014, between the Registrant and Regents of the University of Minnesota	S-1	333-239873	10.9	July 15, 2020

10.12	First Amendment to Exclusive Patent License Agreement, dated October 20, 2014, between the Registrant and Regents of the University of Minnesota	S-1	333-239873	10.10	July 15, 2020

10.13+	Distribution Agreement, dated June 30, 2022, among the Registrant and Medtronic, Inc.	8-K	001-39430	10.1	December 5, 2022

10.14+	Lease Agreement, dated January 22, 2015, as amended, between the Registrant and Carlsbad 2210, LLC	S-1	333-239873	10.11	July 15, 2020

10.15†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-239873	10.12	July 15, 2020

10.16†	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-239873	10.13	July 15, 2020

10.17†	2020 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-239873	10.14	July 30, 2020

10.18†	Executive Incentive Compensation Plan	S-1	333-239873	10.16	July 15, 2020

10.19†	Employment Agreement between Registrant and David Roman	10-K	001-39430	10.22	March 19, 2021

10.20†	Amendment No. 1 to Employment Agreement by and between Registrant and David Roman, dated July 20, 2022	8-K	001-39430	10.1	July 21, 2022
10.21†	Consulting Agreement between the Registrant and David Roman	8-K	001-39430	10.1	January 11, 2024

10.22†	Employment Agreement by and between Registrant and Takeo Mukai, dated January 9, 2023	8-K	001-39430	10.1	January 9, 2023

10.23†	Employment Agreement by and between Registrant and Tom Sohn, dated August 5, 2020	10-Q	001-39430	10.1	May 11, 2023
10.24†	Employment Agreement by and between Registrant and Kevin Matthews, dated May 1, 2022	10-Q	001-39430	10.3	May 11, 2023

10.25+	Limited Consent dated April 26, 2022, by and between Registrant, the lenders party to the Credit Agreement and Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	April 27, 2022

10.26	Commitment Letter dated April 26, 2022, by and between Registrant and the Commitment Parties	8-K	001-39430	10.2	April 27, 2022

10.27+	Exchange Agreement, dated as of August 23, 2021, by and among the Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P.	8-K	001-39430	10.1	August 23, 2021

10.28+	Exchange Agreement, dated as of August 23, 2021, by and among the Registrant, OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP	8-K	001-39430	10.2	August 23, 2021

10.29	Feasibility and Development Agreement, by and between Biotronik SE & Co. KG and Registrant	S-1	333-257844	10.24	July 12, 2021

10.30	2022 Inducement Equity Plan and forms of agreement thereunder	S-8	333-264004	99.1	March 31, 2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Acutus Medical, Inc. Compensation Recoupment Policy

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
________________________________
*	Filed herewith.

**	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Acutus Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Indicates management contract or compensatory plan.
+	The schedules and exhibits to the exhibited agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc. (Registrant)

Date:	April 1, 2024	By:	/s/ Takeo Mukai
Takeo Mukai Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Date:	April 1, 2024	By:	/s/ Takeo Mukai
Takeo Mukai Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Takeo Mukai, his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Takeo Mukai	Chief Executive Officer and Chief Financial Officer	April 1, 2024
Takeo Mukai	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Shaden Marzouk	Chairman of the Board	April 1, 2024
Shaden Marzouk

/s/ David Bonita	Director	April 1, 2024
David Bonita, M.D.

/s/ Andrew ElBardissi	Director	April 1, 2024
Andrew ElBardissi, M.D.

/s/ Jason Garland	Director	April 1, 2024
Jason Garland

/s/ Niamh Pellegrini	Director	April 1, 2024
Niamh Pellegrini

/s/ John Sheridan	Director	April 1, 2024
John Sheridan

Exhibit 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULES 13A-14(A) AND 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Takeo Mukai, certify that:
1.I have reviewed this annual report on Form 10-K of Acutus Medical, Inc.;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(1)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(2)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(3)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(4)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
(1)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(2)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Takeo Mukai
Takeo Mukai
Chief Executive Officer
(Principal Executive Officer)
April 1, 2024

Exhibit 31.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO RULES 13A-14(A) AND 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Takeo Mukai, certify that:
1.I have reviewed this annual report on Form 10-K of Acutus Medical, Inc.;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(1)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(2)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(3)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(4)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(1)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(2)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Takeo Mukai
Takeo Mukai
Chief Financial Officer
(Principal Financial Officer)
April 1, 2024

Exhibit 32.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
The certification set forth below is being submitted in connection with Form 10-K (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
I, Takeo Mukai, Chief Executive Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (the “Report”) filed with the Securities and Exchange Commission:
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai
Chief Executive Officer
(Principal Executive Officer)
April 1, 2024

Exhibit 32.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
The certification set forth below is being submitted in connection with Form 10-K (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

I, Takeo Mukai, Chief Financial Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (the “Report”) filed with the Securities and Exchange Commission:
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai
Chief Financial Officer
(Principal Financial Officer)
April 1, 2024