Form 10-Q
period 2024-03-31
Acutus Medical, Inc.
filed 2024-05-09
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-39430
__________________________________
ACUTUS MEDICAL, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	45-1306615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 Faraday Ave., Suite 100, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (442) 232-6080
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered [1]
Common Stock, par value $0.001 per share	AFIB	N/A

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 6, 2024
Common Stock, $0.001 par value	29,721,542

1 On April 30, 2024, Nasdaq informed us that it was commencing delisting proceedings and our common stock stopped trading on Nasdaq and commenced trading on the OTC Pink Sheets on May 9, 2024 under the symbol “AFIB.” Nasdaq has informed us that it will file a Form 25 to delist our common stock and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The delisting will become effective 10 days after the filing of the Form 25 and our common stock will be deregistered under Section 12(b) of the Exchange Act 90 days after the Form 25 filing.

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended March 31, 2024

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,459	$19,170
Marketable securities, short-term	1,495	3,233
Restricted cash, short-term	—	7,030
Accounts receivable	7,750	11,353
Inventory	5,888	4,278
Prepaid expenses and other current assets	572	678
Current assets of discontinued operations	240	510
Total current assets	34,404	46,252

Property and equipment, net	844	825
Right-of-use assets, net	3,011	3,189
Other assets	94	94
Noncurrent assets of discontinued operations	3,315	3,600
Total assets	$41,668	$53,960

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	3,165	2,761
Accrued liabilities	2,063	2,887
Operating lease liabilities, short-term	835	718
Long-term debt, current portion	1,819	1,864
Warrant liability	692	409
Current liabilities of discontinued operations	1,300	10,303
Total current liabilities	9,874	18,942

Operating lease liabilities, long-term	3,009	3,243
Long-term debt	32,805	32,654
Total liabilities	45,688	54,839

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 5,000,000 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 29,715.962 and 29,313,667 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	30	29
Additional paid-in capital	598,413	599,935
Accumulated deficit	(601,597)	(599,977)
Accumulated other comprehensive loss	(866)	(866)
Total stockholders' deficit	(4,020)	(879)
Total liabilities and stockholders' deficit	$41,668	$53,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2024	2023
(in thousands, except share and per share amounts)	(unaudited)

Revenue	$3,625	$1,242
Cost of products sold	3,655	2,111
Gross loss	(30)	(869)

Operating (income) expenses:
Research and development	—	938
Selling, general and administrative	3,337	4,472
Change in fair value of contingent consideration	—	200
Gain on sale of business	(2,792)	(1,207)
Total operating expenses	545	4,403
Loss from operations	(575)	(5,272)

Other income (expense):
Change in fair value of warrant liability	(283)	1,446
Interest income	281	853
Interest expense	(1,478)	(1,307)
Total other (expense) income, net	(1,480)	992
Loss from continuing operations before income taxes	(2,055)	(4,280)
Income tax expense	—	—
Net loss from continuing operations	(2,055)	(4,280)
Discontinued operations:
Income (loss) from discontinued operations before taxes	445	(12,035)
Income tax expense - discontinued operations	(10)	—
Income (loss) from discontinued operations	435	(12,035)
Net loss	(1,620)	(16,315)

Other comprehensive income (loss)
Unrealized gain on marketable securities	—	12
Foreign currency translation adjustment	—	59
Comprehensive loss	$(1,620)	$(16,244)

Net (loss) earnings per share, basic and diluted
Net loss - continuing operations	$(0.07)	$(0.15)
Net income (loss)- discontinued operations	$0.01	$(0.42)
Net loss per common share	$(0.06)	$(0.57)

Weighted average number of common shares outstanding, basic and diluted	29,693,926	28,764,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2024

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	6,666	$—	29,313,667	$29	$599,935	$(599,977)	$(866)	$(879)
Stock-based compensation	—	—	402,295	1	(1,522)	—	—	(1,521)
Net loss	—	—	—	—	—	(1,620)	—	(1,620)
Balance as of March 31, 2024 (unaudited)	6,666	$—	29,715,962	$30	$598,413	$(601,597)	$(866)	$(4,020)
For the Three Months Ended March 31, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized loss on marketable securities	—	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Stock option exercises	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	336,206	—	1,687	—	—	1,687
Employee stock purchase plan shares issued	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,315)	—	(16,315)
Balance as of March 31, 2023 (unaudited)	6,666	$—	28,894,080	$29	$595,864	$(534,629)	$(798)	$60,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(1,620)	$(16,315)
Less: (Gain) Loss from discontinued operations	(435)	12,035
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	86	93
Non-cash stock-based compensation expense	202	586
Accretion of discounts on marketable securities, net	(23)	(527)
Amortization of debt issuance costs	87	104
Amortization of operating lease right-of-use assets	178	164
Gain on sale of business, net	(2,792)	(1,207)
Change in fair value of warrant liability	283	(1,446)
Change in fair value of contingent consideration	—	200
Changes in operating assets and liabilities:
Accounts receivable	(819)	(429)
Inventory	(1,610)	(234)
Employer retention credit receivable	—	2,141
Prepaid expenses and other current assets	117	713
Other assets	—	—
Accounts payable	404	161
Accrued liabilities	(891)	(1,133)
Operating lease liabilities	(117)	(201)
Other long-term liabilities	—	(1)
Net cash used in operating activities - continuing operations	(6,950)	(5,296)
Net cash used in operating activities - discontinued operations	(9,979)	(10,432)
Net cash used in operating activities	(16,929)	(15,728)

Cash flows from investing activities
Proceeds from sale of business	7,300	17,000
Purchases of available-for-sale marketable securities	—	(28,019)
Maturities of available-for-sale marketable securities	1,750	26,500
Purchases of property and equipment	(105)	(25)
Net cash provided by investing activities - continuing operations	8,945	15,456
Net cash provided by (used in) investing activities - discontinued operations	285	(207)
Net cash provided by investing activities	9,230	15,249

Cash flows from financing activities
Proceeds from the exercise of stock options	—	4
Net cash provided by financing activities - continuing operations	—	4
Net cash used in financing activities - discontinued operations	(42)	(217)
Net cash used in financing activities	(42)	(213)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(779)

Net change in cash, cash equivalents and restricted cash	(7,741)	(1,471)
Cash, cash equivalents and restricted cash, at the beginning of the period	26,200	31,348
Cash, cash equivalents and restricted cash, at the end of the period	$18,459	$29,877

Supplemental disclosure of cash flow information:
Cash paid for interest	1,267	1,207

Supplemental disclosure of noncash investing and financing activities:
Accounts receivable from sale of business	4,904	1,244
Change in unrealized (gain) loss on marketable securities	(70)	(12)
Change in unpaid purchases of property and equipment	—	(25)
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
In November 2023, the Company’s Board of Directors approved a strategic realignment of resources and corporate restructuring (the “Restructuring”). The Company began implementation of a shift in its business model to solely support the manufacturing and distribution of Medtronic Inc.’s (“Medtronic”) left-heart access product portfolio, including to potentially earn earnout payments from Medtronic pursuant to its manufacturing and distribution arrangements with Medtronic. As part of the Restructuring, the Company wound down its mapping and ablation businesses and no longer manufactures or distributes the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 Steerable Sheath or associated accessories, and is exploring strategic alternatives for these businesses (specifically a sale of related assets). The Company substantially completed the Restructuring in the first quarter of 2024.

The Company was incorporated in the state of Delaware on March 25, 2011, and is located in Carlsbad, California.
Liquidity and Capital Resources

The Company has limited revenue, and has incurred significant operating losses and negative cash flows from operations since its inception, and if it is unable to realize the expected benefits of the Restructuring, anticipates that it could incur losses for at least the next several years. As of March 31, 2024 and December 31, 2023, the Company had cash, cash equivalents, restricted cash and marketable securities of $20.0 million and $29.4 million, respectively. For the three months ended March 31, 2024 and 2023, net losses from continuing operations were $2.1 million and $4.3 million, respectively. For the three months ended March 31, 2024 and 2023, discontinued operations generated net income of $0.4 million and a net loss of $12.0 million, respectively. For the three months ended March 31, 2024 and 2023, net cash used in operating activities from continuing operations was $7.0 million and $5.3 million, respectively. For the three months ended March 31, 2024 and 2023, net cash used in operating activities from discontinued operations were $10.0 million and $10.4 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $601.6 million and $600.0 million, respectively, and working capital of $24.5 million and $27.3 million, respectively.

The Restructuring is intended to reduce the Company’s operating expenses and optimize its cash resources by focusing exclusively on the manufacturing and distribution of the Products (as defined in Note 4 – Sale of Business, below) to Medtronic to continue to generate revenue from such sales in addition to the associated earnout payments discussed further below. Following the Restructuring, the Company's primary uses of capital have been investments in manufacturing and distributing the Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, general administrative costs and working capital.

On June 30, 2022, Medtronic, Inc. (“Medtronic”) paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio (i.e., the Products) to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. The OEM Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the Products after the Company's achievement of the OEM Earnout (as defined in Note 4 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) of the Products achieved by Medtronic each year over four years. During the three months ended March 31, 2024, the Company recognized $2.8 million in contingent consideration based on Medtronic's Products sales.

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

The strategic shift approved by the Company's Board of Directors (discussed in Note 1 – Organization and Description of Business, above) met the definition of a discontinued operation as of March 31, 2024 and December 31, 2023. Accordingly, the major current assets, non-current assets, current liabilities, and non-current liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations as of March 31, 2024 and December 31, 2023, and the operating results of the components disposed are reported as loss from discontinued operations in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 and 2023. For additional information, see Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring.
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
Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of March 31, 2024 and December 31, 2023, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, the amounts in escrow were released. As of March 31, 2024, the Company recorded no restricted cash on the condensed consolidated balance sheets.
The following table reconciles cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the total balances as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$18,459	$19,170
Restricted cash	—	7,030
Total cash, cash equivalents and restricted cash	$18,459	$26,200
Marketable Securities
The Company’s marketable securities portfolio consists of investments in money market funds, commercial paper, U.S. treasury securities, Yankee debt securities and asset-backed securities.
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable and marketable securities. Cash is maintained in accounts with financial institutions which, at times, may exceed the federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts, and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.
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

The below description applies to products that are no longer be manufactured and sold by the Company upon completion of the Restructuring. See Note 1 – Organization and Description of Business – Liquidity and Capital Resources, above.

For new customers, the Company historically had placed its medical diagnostic equipment, the AcQMap System, at customer sites under evaluation agreements and had generated revenue from the sale of disposable products used with the AcQMap System. Disposable products primarily included AcQMap catheters and AcQGuide steerable sheaths. Outside of the United States, the Company also had the Qubic Force Device which generated revenue from the sale of the AcQBlate Force Ablation Catheters. The Company had provided the disposable products in exchange for consideration, which occurred when a customer submitted a purchase order and the Company provided disposables at the agreed upon prices in the invoice. Generally, customers purchased disposable products using separate purchase orders after the equipment had been provided to the customer for free with no binding agreement or requirement to purchase any disposable products. The Company had elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfill the promise to transfer the disposable products and not as a separate performance obligation.

Additionally, the Company had sold the AcQMap System to customers along with software updates on a when-and-if-available basis, as well as the Qubic Force Device and a transseptal crossing line of products which could be used in a variety of heart procedures and did not need to be accompanied with an AcQMap System or Qubic Force Device. Included in the transseptal crossing line of products was primarily the AcQRef Introducer Sheath, the AcQGuide Sheaths and the AcQCross Transseptal Dilator/Needle.

The Company had also entered into deferred equipment agreements that were generally structured such that the Company agreed to provide an AcQMap System at no up-front charge, with title of the device transferring to the customer at the end of the contract term, in exchange for the customer’s commitment to purchase disposables at a specified price over the term of the agreement, which generally ranged from two years to four years. The Company had determined that such deferred equipment agreements included an embedded sales-type lease. The Company had allocated contract consideration under deferred equipment agreements containing fixed annual disposable purchase commitments to the underlying lease and non-lease components at contract inception. The Company had expensed the cost of the device at the inception of the agreement and recorded a financial lease asset equal to the gross consideration allocated to the lease. The lease asset had been reduced by payments for minimum disposable purchases that were allocated to the lease.

Lastly, the Company had entered into short-term operating leases for the rental of the AcQMap System after an evaluation. These lease agreements imposed no requirement on the customer to purchase the equipment, and the equipment was not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements did not result in lease payments accumulating to an amount that equaled the value of the equipment nor was the lease term reflective of the economic life of the equipment.
The Company’s contracts had primarily included fixed consideration. Generally, there were no discounts, rebates, returns or other forms of variable consideration. Customers were generally required to pay within 30 days to 60 days.
The delivery of disposable products were performance obligations satisfied at a point in time. The disposable products were shipped via Free on Board (“FOB”) shipping point or FOB destination. For disposable products that were shipped via FOB shipping point, the customer had the significant risks and rewards of ownership and legal title to the assets when the disposable products left the Company’s shipping facilities, and thus the customer obtained control and revenue was recognized at that point in time. Revenue had been recognized on delivery for disposable products shipped via FOB destination.

For direct customers, the installation and delivery of the AcQMap System was satisfied at a point in time when the installation was complete, which was when the customer could benefit and had control of the system. For AcQMap System sales sold to Biotronik SE & Co. KG (“Biotronik”), the installation was not a performance obligation as it was performed by Biotronik, and therefore the AcQMap System was satisfied at a point in time when they had control of the system. The Company’s software updates and equipment service performance obligations were satisfied evenly over time as the customer simultaneously received and consumed the benefits of the Company’s performance for these services throughout the service period.

The Company had allocated the transaction price to each performance obligation identified in the contract based on the relative standalone selling price (“SSP”). The Company had determined SSP for the purposes of allocating the transaction price to each performance obligation based on the adjusted market assessment approach that maximizes the use of observable inputs, which included, but was not limited to, sales transactions where the specific performance obligations were sold separately, Company listed prices and specific offers to customers.
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally had an expected duration of one year or less, and therefore the Company had elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts were recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of March 31, 2024 and December 31, 2023 and are included in discontinued operations.

In May 2020, the Company entered into bi-lateral distribution agreements (the “Bi-Lateral Distribution Agreements”) with Biotronik. Pursuant to the Bi-Lateral Distribution Agreements, the Company obtained a non-exclusive license to distribute a range of Biotronik’s products and accessories in the United States, Canada, China, Hong Kong and multiple Western European countries under the Company’s private label. Moreover, if an investigational device exemption (“IDE”) clinical trial was required for these products to obtain regulatory approval in the United States, or a clinical trial was required for these products to obtain regulatory approval in China, the Company would obtain an exclusive distribution right in such territories for a term of up to five years commencing on the date of regulatory approval if the Company covered the cost of the IDE or other clinical trial and the Company conducted such study within a specified period. Biotronik also agreed to distribute the Company’s products and accessories in Germany, Japan, Mexico, Switzerland and multiple countries in Asia-Pacific, Eastern Europe, the Middle East and South America. The Company also granted Biotronik a co-exclusive right to distribute these products in Hong Kong. Each party would pay to the other party a specified transfer price on the sale of the other party’s products and, accordingly, would earn a distribution margin on the sale of the other party’s products. In February 2024, Biotronik sent a Notice to the Company. The Notice provided that Biotronik rescinds and terminates the Bi-Lateral Distribution Agreements, effective immediately, based on the alleged repudiation of its contractual obligations under the Bi-Lateral Distribution Agreements.

In 2022, the Company sold its left-heart access transseptal crossing business to Medtronic. In connection with the sale, the Company entered into a distribution agreement (the "Distribution Agreement") with Medtronic, pursuant to which the Company acts as the original equipment manufacturer ("OEM") supplier of these products. The Company will produce and sell the products to Medtronic for a period of up to four years. Revenue is recognized when the title to the products are transferred to Medtronic, which occurs when the products are shipped from the Company's facility (or via FOB shipping point). See Note 4 – Sale of Business, below, for further details. As part of the Restructuring, the Company focuses exclusively on the manufacturing and distribution of the Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.

The following table sets forth the Company’s continuing revenues (primarily sales to Medtronic) for disposables and service/other for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Disposables	$3,097	$960
Service/Other	528	282
Total revenue	$3,625	$1,242
Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $0.0 and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of March 31, 2024 or December 31, 2023.

Accounts receivable recorded on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$2,846	$1,993
Earnouts receivable from Medtronic	4,904	9,360
Total accounts receivable	$7,750	$11,353

Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three years to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three months ended March 31, 2024 and 2023, the Company determined that there was no impairment of property and equipment.
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
Lease Property
The Company leases office space in Carlsbad, California as its corporate headquarters and for manufacturing operations. Additionally, it leases office space in Zaventem, Belgium for CE Mark compliance. The Company accounts for its lease property under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, which is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components. The Company adopted the policy election to exclude short-term leases having initial terms of twelve months from the initial recognition provisions of ASC 842. See Note 10 - Operating Leases for additional details.
Cost of Products Sold
Cost of products sold includes raw materials, direct labor (including stock-based compensation), manufacturing overhead, shipping and receiving costs and other less significant indirect costs related to the production of the Company’s products.
Research and Development
Prior to the Restructuring, the Company was actively engaged in new product research and development efforts. Research and development expenses consisted primarily of salaries and employee-related costs (including stock-based compensation) for personnel directly engaged in research and development activities, clinical trial expenses, equipment costs, material costs, allocated rent and facilities costs and depreciation.
Research and development expenses relating to possible future products are expensed as incurred. The Company also accrued and expensed costs for activities associated with clinical trials performed by third parties as incurred. All other costs relative to setting up clinical trial sites were expensed as incurred. Clinical trial site costs related to patient enrollment were accrued as patients are entered into the trials.
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

Restructuring Expenses

The Company undertook a strategic realignment of resources and corporate restructuring (i.e., the Restructuring), including an organizational workforce reduction and additional cost reduction measures. The Company's restructuring and exit-related charges consist of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that are assisting with the Restructuring, other restructuring costs and impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. Refer to Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring for additional details.

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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value (using Level 2 assumptions) due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of March 31, 2024
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$16,433	$—	$—	$16,433
Marketable securities at fair value
U.S. treasury securities	—	—	—	—
Commercial paper	—	995	—	995
Yankee debt securities	—	499	—	499
Total fair value	$16,433	$1,494	$—	$17,927

Liabilities included in:
Warrant liability	$—	$—	$692	$692
Contingent consideration	—	—	—	—
Total fair value	$—	$—	$692	$692

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$16,911	$—	$—	$16,911
Marketable securities at fair value
U.S. treasury securities	—	1,978	—	1,978
Commercial paper	—	497	—	497
Yankee debt securities	—	758	—	758
Total fair value	$16,911	$3,233	$—	$20,144

Liabilities included in:
Warrant liability	$—	$—	$409	$409
Contingent consideration	—	—	—	—
Total fair value	$—	$—	$409	$409

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

Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2024 (in thousands):

Warrant Liability
Balance, December 31, 2023	$409
Change in fair value	283
Balance, March 31, 2024 (unaudited)	$692

Warrants
As of March 31, 2024, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.18 per warrant as of March 31, 2024 and the significant inputs used in the estimation of the fair value were as follows:

March 31, 2024
(unaudited)
Risk-free interest rate	4.20%
Expected term in years	6.25
Expected volatility	200.0%

Expected volatility was set at 200% as agreed upon per the amendment (the “Warrant Amendment”) to the 2022 Warrants and 2022 Warrant Purchase Agreement with Deerfield, entered into by the Company on March 4, 2024. See Note 12—Warrants for additional details.

Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock units ("RSUs"), and restricted stock awards ("RSAs"), to be recognized in the consolidated financial statements based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSUs and RSAs, are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSUs and RSAs over the requisite service period. All stock-based compensation costs are recorded in cost of products sold, research and development expense or SG&A expense in the condensed consolidated statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See Note 14—Stock-Based Compensation for additional details.
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

Warrant Liability
The Company accounts for certain common stock warrants outstanding as a liability at fair value, determined using the Black-Scholes option pricing model, on the condensed consolidated balance sheets in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The liability is subject to re-measurement at each reporting period and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive loss. See Note 12—Warrants for additional details.
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
Recently Adopted Accounting Pronouncements
The following Accounting Standard Updates (ASUs) applicable to the Company were effective January 1, 2024:

•ASU 2023-07, Segment Reporting
•ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

The adoption of the above noted ASUs did not have a material effect on the Company's condensed consolidated financial statements.

Note 3—Discontinued Operations, Assets Held for Sale and Restructuring
In November 2023, with approval of the Restructuring, the Company began implementation of its business model shift to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio. As part of the Restructuring, the Company is no longer manufacturing or distributing the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 Steerable Sheath, and associated accessories. Additionally, the Company has halted any further research and development related to this suite of products.
Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and relate to the Company's mapping and ablation business, which it began winding down in late 2023, and substantially completed by the end of the first quarter of 2024.

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. At March 31, 2024 and December 31, 2023, assets held for sale are included as non-current assets in the Company’s consolidated balance sheet and the loss recognized on classification of assets held for sale is included in the Company’s restructure expenses. The assets held for sale were determined to be non-current assets as any proceeds from disposal will be used to pay down the Company's long-term debt.

The major assets and liabilities (at carrying value) associated with discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Carrying amounts of major classes of assets included as part of discontinued operations	(unaudited)

Accounts receivable	$240	$510
Inventory	12,782	12,780	*
Prepaid expenses and other current assets	897	902	*
Property and equipment, net	4,589	4,871	*
Intangible assets, net	1,416	1,416	*
Other assets	—	—
Less: Loss recognized on classification as held for sale	(16,369)	(16,369)	*
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$3,555	$4,110

* These comprise assets held for sale, at their carrying value of $3.6 million as of December 31, 2023. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets within the group.

Carrying amounts of major classes of liabilities included as part of discontinued operations

Accounts payable	159	1,892
Accrued restructure	1,141	5,649
Accrued liabilities	0	2,762
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$1,300	$10,303

Inventory in discontinued operations consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Raw materials	$8,022	$8,020
Work in process	2,211	2,211
Finished goods	2,549	2,549
Total inventory transferred to held for sale	$12,782	$12,780

There was no reserve for obsolescence as of March 31, 2024 as management determined that the inventory was unexpired, usable, sellable and above net realizable value. An impairment charge of $0.4 million was taken as of December 31, 2023.

Property and equipment, net, in discontinued operations consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Furniture and fixtures	$20	$20
Laboratory equipment and software	17,682	18,295
Construction in process	1,141	1,141
Total property and equipment	18,843	19,456
Less: accumulated depreciation	(14,254)	(14,585)
Total property and equipment, net, related to discontinued operations	$4,589	$4,871

Fixed assets transferred to held for sale are no longer depreciated. There was no depreciation expense recorded for the three months ended March 31, 2024. Depreciation expense was $1.2 million for the three months ended March 31, 2023, which is reflected in the loss from discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023. There was no impairment as of March 31, 2024. An impairment charge of $0.6 million was taken as of December 31, 2023. During the three months ended March 31, 2024, net R&D assets of $0.3 million were sold.

Intangibles, net, consists solely of licensed intangible assets acquired from Biotronik relating to the Force Sensing Ablation Catheter, which is part of the Company's operations that it intends to sell. Intangible assets held for sale are no longer amortized. There was no amortization expense recorded for the three months ended March 31, 2024. The Company recorded amortization expense related to the above intangible assets of $0.1 million for the three months ended March 31, 2023, which is reflected in the loss from discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

The revenues and expenses associated with discontinued operations included in the Company's condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	March 31, 2024	March 31, 2023
Major line items constituting pretax loss of discontinued operations	(unaudited)	(unaudited)

Revenue	$—	$2,928

Cost of product sold	—	(4,679)
Research and development	228	(5,179)
Selling, general and administrative	(37)	(5,093)
Impairment of inventory	—	—
Impairment of prepaid assets and other current assets	—	—
Impairment of property and equipment	—	—
Restructuring	254	(12)

Income (loss) from discontinued operations before income taxes	445	(12,035)
Income tax expense	(10)	—
Net income (loss) from discontinued operations	$435	$(12,035)

Net income for the three months ended March 31, 2024 is due to recording a credit to stock-based compensation resulting from restructure termination forfeitures and RSU accelerated vesting modification treatment. (See Footnote 14, Stock-Based Compensation, for further information.)
For the three months ended March 31, 2024, there were no revenues from discontinued operations.
The following table sets forth the breakdown of the Company’s discontinued operations revenue for disposables and service/other for the three months ended March 31, 2023 (in thousands):

Three Months Ended
March 31, 2023
Disposables	$2,466
Service/Other	462
Total revenue	$2,928
The following table provides discontinued operations revenue by geographic location for the three months ended March 31, 2023 (in thousands):

Three Months Ended
March 31, 2023
United States	$1,288
Outside the United States	1,640
Total revenue	$2,928

Prior to the Restructuring, revenue was subject to fluctuation based on the foreign currency in which our products were sold. For the three months ended March 31, 2023, approximately 56% of sales from discontinued operations were sold outside of the United States.

Restructuring Activities

In connection with the strategic decision to wind down the ablation and mapping business, restructuring actions were taken related to this shift in business model, resulting in the realignment of resources, including an organizational workforce reduction and corporate restructure. Restructuring and exit-related charges consisting of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that are assisting with the Restructuring, contract termination costs and other restructuring costs were recorded as restructuring expense, cost of product sold or selling, general administrative expense and are included in the loss from discontinued operations.

The Company identified three major types of restructuring activities related to the disposal of the mapping and ablation business. These three types of activities are employee termination costs, contract termination costs, and other costs. Other cost activities were completed as of December 31, 2023. The restructuring activities related to employee termination and contract termination activities were substantially completed by the end of the first quarter of 2024.

The following summarizes the restructuring activities and their related accruals as of March 31, 2024:

	Employee	Contract
	Termination Costs	Termination Costs	Other Costs	Total

Restructure Accrual Balance at 12/31/2023	$3,493	$2,156	$—	$5,649
Payments	(3,194)	(498)	—	(3,692)
Accrual release (non-cash)	(185)	(631)	—	(816)
Restructure Accrual Balance at 3/31/2024	$114	$1,027	$—	$1,141

Note 4—Sale of Business
On June 30, 2022, the Company completed the First Closing in accordance with the Asset Purchase Agreement with Medtronic, pursuant to which the Company agreed to sell to Medtronic certain transseptal access and sheath assets which make up the Company's left-heart access portfolio (and which comprised the Rhythm Xience product line acquired as part of the Rhythm Xience acquisition). The assets transferred to Medtronic upon the First Closing (the “Assets”) include patents, trademarks, patent and trademark applications, know-how, copyrights, prototypes and other intellectual property owned or licensed by the Company, business records and documents (including regulatory and clinical materials) and manufacturing equipment related to the AcQCross® line of sheath-compatible septal crossing devices, AcQGuide® MINI integrated crossing device and sheath, AcQGuide® FLEX Steerable Introducer with integrated transseptal dilator and needle, and AcQGuide® VUE steerable sheaths (i.e., the Products).

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

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million was held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million was held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, all amounts in escrow were released.
During the three months ended March 31, 2024, $2.9 million was earned under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of March 31, 2024.

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

The Company recorded the following amounts for the three months ended March 31, 2024, resulting in a net gain of $2.8 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

Three Months Ended March 31, 2024
(unaudited)
Product Net Sales Earnout accrued as of March 31, 2024	2,878
Transaction costs	(86)
Gain on sale of business, net	$2,792

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
Note 5—Marketable Securities
Marketable securities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$—	$—	$—	$—
Commercial paper	995	—	—	995
Yankee debt securities	500	—	—	500
Total available-for-sale securities - short-term	1,495	—	—	1,495
Total available-for-sale securities	$1,495	$—	$—	$1,495

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities - short-term:
U.S. treasury securities	$1,978	$—	$—	$1,978
Commercial paper	497	—	—	497
Yankee debt securities	758	—	—	758
Total available-for-sale securities - short-term	3,233	—	—	3,233
Total available-for-sale securities	$3,233	$—	$—	$3,233
As of March 31, 2024, the Company’s available-for-sale securities classified as short-term of $1.5 million mature in 1 year or less and there were none held long-term. As of December 31, 2023, the Company’s available-for-sale securities classified as short-term of $3.2 million mature in 1 year or less and there were none held long-term.
Note 6—Inventory
Inventory as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Raw materials	$3,683	$3,428
Work in process	328	319
Finished goods	1,877	531
Total inventory	$5,888	$4,278

Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Furniture and fixtures	$432	$432
Office equipment	1,537	1,537
Laboratory equipment and software	1,494	1,494
Leasehold improvements	1,082	979
Construction in process	6	7
Total property and equipment	4,551	4,449
Less: accumulated depreciation	(3,707)	(3,624)
Property and equipment, net	$844	$825

Depreciation expense was $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
Note 8—Accrued Liabilities
Accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Compensation and related expenses	$1,036	$2,225
Professional fees	807	378
Other	220	284
Total accrued liabilities	$2,063	$2,887
Note 9—Debt
Outstanding debt as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
2022 Credit Agreement(1)	$36,806	$36,792
Total outstanding debt, gross	36,806	36,792
Less: Unamortized debt discount and fees	(2,182)	(2,274)
Total outstanding debt	$34,624	$34,518
(1)The 2022 Credit Agreement includes final payment fees of $1.8 million.
2022 Amended and Restated Credit Agreement
On June 30, 2022, the Company amended and restated its prior debt facility. The amended and restated credit agreement (as amended by Amendment No. 1, dated August 4, 2023, Amendment No. 2, dated November 8, 2023, and Amendment No. 3, dated March 4, 2024, and as further amended from time to time, the "2022 Credit Agreement") is with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively referred to as “Deerfield” or “Lenders”) and is for an aggregate principal amount of $35.0 million and has a 5-year term. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the prior debt facility and to pay related fees and expenses.

The 2022 Credit Agreement bears an annual interest of 9% plus the one-month adjusted term Secured Overnight Financing Rate (applying a 2.5% minimum rate). From date of closing, amortization payments are due as follows:

•$2,500,000 of the principal due at the end of month 24;
•$7,500,000 of the principal due at the end of month 36;
•$10,000,000 of the principal due at the end of 48; and

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

The 2022 Credit Agreement is subject to certain customary affirmative covenants, representations and warranties and other terms and conditions. It also contains certain customary negative covenants, including, but not limited to, restrictions on the Company’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. As of and for the three months ended March 31, 2024, the Company was in compliance with all such covenants.
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

On March 4, 2024, the Company entered into Waiver and Amendment No. 3 ("Amendment No. 3") to the 2022 Credit Agreement. Previously, on February 16, 2024, Biotronik and VascoMed GmbH (the “Biotronik Parties") filed a Demand for Arbitration (the “Demand") against Acutus with the American Arbitration Association (who notified the Company of the Demand on February 29, 2024), alleging that the Company breached its contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of its businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3 among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event the Company's common stock ceases to be listed on Nasdaq (without a comparable re-listing) (a "Delisting") and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.

In connection with entering into the 2022 Credit Agreement, the Company entered into a warrant purchase agreement (the "2022 Warrant Purchase Agreement"), with Deerfield, pursuant to which the Company issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of common stock at an exercise price of $1.1114 per warrant share for a period of eight years following issuance (the "2022 Warrants"). On March 4, 2024, the Company entered into an amendment (the “Amendment”) to the 2022 Warrants and 2022 Warrant Purchase Agreement with Deerfield. Pursuant to the Amendment, (i) the 2022 Warrants were amended to remove Deerfield’s option to require the Company to repurchase the 2022 Warrants from Deerfield upon a Delisting, and modify the volatility rate that would be used to calculate the Black-Scholes value of the 2022 Warrants that would apply to certain other transactions involving the Company pursuant to the 2022 Warrants, and (ii) the Warrant Purchase Agreement was amended to remove the Company obligation to take all commercially reasonable actions necessary to cause the Company’s common stock to remain listed on Nasdaq at all times during the term of the 2022 Warrants.

The 2022 Warrants represent a freestanding financial instrument and are conditionally puttable at the holder’s option upon an event that is outside of the Company’s control. Therefore, the 2022 Warrants are classified as liability pursuant to ASC 480, Distinguishing Liabilities from Equity, initially and subsequently recognized at fair value, with changes in fair value recognized in the condensed consolidated statement of operations and comprehensive loss. Refer to Fair Value Measurements in Note 2 - Summary of Significant Accounting Policies and Note 12 - Warrants for more information.
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

The Carlsbad and Belgium leases were not impacted by the Restructuring. The Carlsbad office will continue as the corporate headquarters and the facility to manufacture the Products. The Belgium office will continue to facilitate the upkeep of the Company's CE Mark.
The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating cash flows from operating leases	$290	$281
Weighted average remaining lease term – operating leases (in years)	3.7	4.7
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s operating lease expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating leases
Operating lease cost	$258	$251
Variable lease cost	91	81
Total operating lease expense	$349	$332

As of March 31, 2024, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Nine months ending December 31, 2024	$871
Year ending December 31, 2025	1,160
Year ending December 31, 2026	1,151
Year ending December 31, 2027	1,185
Year ending December 31, 2028	1,221
Total	5,588
Less: present value discount	(1,744)
Operating lease liabilities	$3,844
Note 11—Commitments and Contingencies

Securities Litigation

The Company and certain of its current and former officers have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of California on February 14, 2022 and March 23, 2022. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. The defendants thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. On March 26, 2024, the court granted the defendant’s motion and, on April 29, 2024, dismissed the case and entered judgment. Plaintiff has thirty days in which to file a notice of appeal. Due to the complex nature of the legal and factual issues involved in these class action matters, the outcome is not presently determinable and any loss is neither probable nor reasonably estimable.

Biotronik Arbitration

On February 16, 2024, the Biotronik Parties filed the Demand against Acutus with the American Arbitration Association (who notified the Company of the Demand on February 29, 2024), alleging that the Company breached its contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of its businesses. As the arbitration process has effectively begun; and, as the parties appointed an arbitral tribunal, and set a procedural timetable, the Company has determined the Demand loss contingency to be "reasonably possible" as it is less than “probable”, but, more than “remote”. The Company has also determined that it cannot reasonably estimate the possible loss related to this contingency as the outcome is both unknown and not reasonably estimable.
Note 12—Warrants
As of March 31, 2024 and December 31, 2023, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	March 31, 2024	December 31, 2023
			(unaudited)
Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the three months ended March 31, 2024.

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the condensed consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024, the fair value of the warrant liability increased $0.3 million.

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
Note 13—Stockholders’ Equity
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
Upon election, each holder may convert each share of Preferred Stock into 1,000 shares of common stock, except to the extent that following such conversion the number of shares of common stock held by such holder, its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act including shares held by any “group” (as defined in Section 13(d) of the Securities Exchange Act) and applicable regulations of the Securities and Exchange Commission ("SEC")) of which such holder is a member, but excluding shares beneficially owned by virtue of the ownership of securities or rights to acquire securities that have limitations on the right to convert, exercise or purchase similar to the limitation set forth in the Series A Certificate of Designation, exceeds 4.9% (or, at the election of the holders, OrbiMed Private Investments IV, LP or OrbiMed Royalty Opportunities II, LP, made by delivering at least 61 days advance written notice to the Company of its intention to increase the beneficial ownership cap applicable to such holder, 9.9%) of the total number of shares of common stock then issued and outstanding.
Common Stock
During the three months ended March 31, 2024 no stock options were exercised. During the three months ended March 31, 2023, stock options to acquire 3,218 shares were exercised for shares of the Company's common stock for proceeds of less than $0.1 million. As part of the Restructuring, the 2020 Employee Stock Purchase Plan (the "2020 ESPP") terminated effective November 8, 2023. No shares were issued related to the 2020 ESPP during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, the Company issued 402,295 shares and 336,206 shares, respectively, of common stock upon vesting of RSUs, which included RSU accelerated vesting of certain RSU awards of employees terminated due to the Restructuring and 88,750 in accelerated awards in January 2024 and 21,250 in accelerated awards in February 2024, in connection with the departure of certain executive officers due to the Restructuring.
Note 14—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of March 31, 2024, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,933,037 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of March 31, 2024, 5,573,491 shares of common stock were authorized for issuance under the 2020 Plan. No additional shares were authorized for addition on January 1, 2024. As of March 31, 2024, 5,052,552 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of March 31, 2024, 173,612 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.
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
No stock option awards were granted during the three months ended March 31, 2024. The following assumptions were used to estimate the fair value of stock option awards granted for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
(unaudited)
Risk-free interest rate	4.27%
Expected dividend yield	—
Expected term in years	5.5
Expected volatility	75%
The Company's stock option activity for the three months ended March 31, 2024 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,904,723	$1.98	7.80	$—
Options granted	—	—
Options exercised	—	—		$—
Options forfeited	(632,254)	1.39
Outstanding as of March 31, 2024 (unaudited)	1,272,469	$2.27	3.5	$—
Options vested and exercisable as of March 31, 2024 (unaudited)	1,272,469	$2.27	3.5	$—

For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.19 and $0.20 as of March 31, 2024 and December 31, 2023, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. As of March 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.5 years.
Restricted Stock Units (RSUs)
The Company’s RSU activity for the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2023	2,185,330	$2.18
Granted	—	—
Forfeited	(1,266,626)	2.53
Vested	(626,913)	1.52
Unvested as of March 31, 2024 (unaudited)	291,791	$2.05
As of March 31, 2024, there was $0.4 million of unrecognized compensation related to unvested RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	2024	2023	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	(unaudited)		(unaudited)		(unaudited)
Cost of products sold	$(132)	$74	$10	$(142)	$—	$74
Research and development	(559)	346	—	(559)	12	334
Selling, general and administrative	(831)	1,484	192	(1,023)	574	910
Total stock-based compensation	$(1,522)	$1,904	$202	$(1,724)	$586	$1,318
The employee terminations related to the Restructuring, resulted in the credit to stock-based compensation during the three months ended March 31, 2024 due to forfeitures (credit of $1.0 million) and Type III equity modifications related to accelerated RSU vesting (credit of $0.5 million, which was the result of the decline in the Company's stock price).

Note 15—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share includes the potential impact of the Company’s convertible preferred stock, common stock options, RSUs, RSAs, intended ESPP purchases and warrants when such shares are not anti-dilutive. In accordance with ASC 260, Earnings Per Share, if a Company had discontinued

operations, the Company uses income from continuing operations, adjusted for preferred dividends and similar adjustments, as its control number to determine whether potential common shares are dilutive.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	6,665,841
Exercise of common stock warrants	4,576,506	4,576,505
Exercise of stock options	1,274,011	2,019,014
Vesting of RSUs and RSAs	291,291	2,653,629
Issuance of shares under 2020 ESPP	—	51,730
Total potentially dilutive securities	12,807,649	15,966,719

Note 16—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the three months ended March 31, 2024 and 2023.
Note 17—Related Party Transactions
Consulting Agreement
The Company has a consulting agreement with the former chairman of the Company’s Board of Directors. The Company recorded less than $0.1 million of expense related to the agreement in each of the three months ended March 31, 2024 and 2023.

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

The liability for the loan balance related to the 2022 Credit Agreement recorded on the Company's condensed consolidated balance sheets was $34.6 million and $34.5 million as of March 31, 2024 and 2023, respectively. The Company recorded interest expense related to the debt on the condensed consolidated statement of operations and comprehensive loss of $1.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

Warrants
In connection with the 2022 Credit Agreement, the Company entered into the 2022 Warrant Purchase Agreement with Deerfield, pursuant to which the Company issued warrants for the purchase up to an aggregate 3,779,018 shares of the Company’s common stock at an exercise price of $1.1114 per share for a period of eight years following issuance. Refer to Note 12 - Warrants for additional details.
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
Note 18—Subsequent Events

Delisting Notification from Nasdaq

As previously disclosed, on May 1, 2023, the Company received written notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share, for the prior 30 consecutive business days, the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market (the “Bid Price Requirement”). Pursuant to Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement. Subsequently, on October 31, 2023, the Company transferred to The Nasdaq Capital Market and was afforded the remainder of The Nasdaq Capital Market’s second 180 calendar day compliance period, or until April 29, 2024, to regain compliance with the Bid Price Requirement.

On April 30, 2024, the Staff notified the Company that it has not regained compliance with Listing Rule 5550(a)(2). The Staff also notified the Company, as a separate basis for delisting pursuant to Listing Rule 5810(d)(2), that the Company is not in compliance with Listing Rule 5550(b) for failure to maintain stockholders’ equity of at least $2.5 million, or either of the alternatives to compliance with this standard ((i) market value of listed securities of $35 million or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). Further, unless the Company requests an appeal of Nasdaq’s determination to a Hearings Panel by May 7, 2024, the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on May 9, 2024, and a Form 25-NSE will be filed with the SEC, which will remove its securities from listing and registration on The Nasdaq Stock Market.

The Company did not submit a hearing request; therefore, the Company’s common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on May 9, 2024. The Company’s common stock is traded on the OTC Pink Sheets, and the Company will seek to establish relationships with market makers to provide additional trading opportunities in the Company’s shares. However, there can be no assurance that a market for the Company’s shares will develop.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Form 10-Q and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.
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
In April 2022, we announced that we agreed to sell our left-heart access product portfolio to Medtronic and refinanced existing debt with a new longer-term credit facility to recapitalize our business and fund our strategic growth priorities. Pursuant to the sale transaction, Medtronic paid upfront cash consideration of $20.0 million (of which $4.0 million was paid into an indemnity escrow account for a period of 18 months), and we became eligible for contingent cash consideration of up to $37.0 million (of which we earned $20.0 million on October 31, 2022 and $17.0 million on December 31, 2022) plus a portion of Medtronic’s future net sales of the left-heart access product portfolio. In conjunction with the sale of our left-heart access product portfolio, we executed a Distribution Agreement with Medtronic, pursuant to which we agreed to manufacture and supply these left-heart access products to Medtronic as exclusive distributor of the product line for an initial term of up to four years at specified transfer prices. We will also continue to be eligible for earnout payments on Medtronic’s net sales of the left-heart access product portfolio through 2027.

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

Left-Heart Access Portfolio Sale and Distribution Agreement

On June 30, 2022, we completed the First Closing of the sale of our left-heart access portfolio in accordance with the Asset Purchase Agreement with Medtronic, pursuant to which we sold to Medtronic our AcQCross® line of sheath-compatible septal crossing devices, the AcQGuide® MINI integrated crossing device and sheath, the AcQGuide FLEX steerable introducer with integrated transseptal dilator and needle and the AcQGuide® VUE steerable sheaths (i.e., the Products). Pursuant to the Asset Purchase Agreement, Medtronic paid cash consideration of $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing, and acquired from us, among other things, intellectual property rights to the Products and certain equipment used in the manufacturing of the Products. A second closing would occur on a date determined by Medtronic, but no later than the fourth anniversary of the First Closing, subject to the satisfaction of customary closing conditions (i.e., the Second Closing). At the Second Closing, Medtronic would acquire certain additional assets relating to the Products, primarily supplier agreements and permits and design and specification files required for Medtronic to become the manufacturer of record of the Products, for no additional consideration.
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

The quarterly measurement period for the Net Sales Earnouts began on January 30, 2023, and such earnout payments began in January 2024 and will continue quarterly each quarter thereafter until 2027. In 2023, we earned $9.4million related to the Net Sales Earnouts, with $7.3 million paid in January 2024. For the three months ended March 31, 2024, we earned $2.9 million before transaction costs of $0.1 million in Net Sales Earnouts.

Strategic Realignment and Restructuring

In November 2023, our board of directors approved a strategic realignment of resources and corporate restructuring (i.e., the Restructuring). We began implementation of a shift in our business model to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio under the Distribution Agreement, including to earn potential Net Sales Earnouts. As part of this restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath, or associated accessories, though we continue to explore strategic alternatives for these businesses (including a potential sale of related assets). The Restructuring included a reduction in workforce of approximately 65% of our employees. We also entered into retention arrangements with certain employees who remained with us to assist with the Restructuring and operation of our left-heart access distribution business.

As of March 31, 2024, we have recognized $23.1 million of the estimated $21.0 million to $32.0 million of pre-tax restructuring and exit-related charges. $1.6 million of the estimated $2.0 million to $3.0 million represented cash expenditures for the payment of severance and related benefit costs and additional $2.9 million of the estimated $3.0 million to $4.0 million represented cash expenditures for the payment of retention bonuses to certain employees that are assisting with the Restructuring. In addition, $0.5 million of the estimated $2.0 million to $5.0 million represented cash expenditures for other restructuring costs, and finally, $18.8 million of the estimated $14.0 million to $20.0 million represented non-cash pre-tax impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles and the release of certain restructuring accruals. A majority of the non-cash charges was incurred in the fourth quarter of 2023, while the majority of the cash expenditures charges were incurred in the first quarter of 2024, with management considering the Restructure as substantially complete.

For the three months ended March 31, 2024 and 2023, we generated revenue of $3.6 million and $1.2 million, respectively. Since our inception, we have generated significant losses. Our net losses from continuing operations were $2.1 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net income from discontinued operations was $0.4 million and for the three months ended March 31, 2023, net loss from discontinued operations was $12.0 million. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $601.6 million and $600.0 million, respectively, and working capital of $24.5 million and $27.3 million, respectively.

Notice of Delisting from Nasdaq

As previously disclosed, on May 1, 2023, we received written notice from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock, par value $0.001 per share, for the prior 30 consecutive business days, we were not in compliance with the Bid Price Requirement. Pursuant to Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Requirement. Subsequently, on October 31, 2023, we transferred to The Nasdaq Capital Market and were afforded the remainder of The Nasdaq Capital Market’s second 180 calendar day compliance period, or until April 29, 2024, to regain compliance with the Bid Price Requirement.

On April 30, 2024, the Staff notified us that we had not regained compliance with Listing Rule 5550(a)(2). The Staff also notified us, as a separate basis for delisting pursuant to Listing Rule 5810(d)(2), that we were not in compliance with Listing Rule 5550(b) for failure to maintain stockholders’ equity of at least $2.5 million, or either of the alternatives to compliance with this standard ((i) market value of listed securities of $35 million or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). Further, unless we request an appeal of Nasdaq’s determination to a Hearings Panel by May 7, 2024, our securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on May 9, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove our securities from listing and registration on The Nasdaq Stock Market.

We did not submit a hearing request; therefore, our common stock was suspended from trading on The Nasdaq Capital Market at the opening of business on May 9, 2024. Our common stock trades on the OTC Pink Sheets, and we will seek to establish relationships with market makers to provide additional trading opportunities in our shares. However, there can be no assurance that a market for our shares will develop.
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

Manufacture and Supply

Our ability to perform as a business depends on the proper functioning of our manufacturing and supplier operations. Following Medtronic’s qualification of us as their OEM supplier, we have manufactured the Products for Medtronic at our approximately 50,800 square foot facility in Carlsbad, California. This facility provides approximately 15,750 square feet of space for our production operations, including manufacturing, quality control and storage. Following the Restructuring, our business model focuses exclusively on manufacturing the Products for Medtronic. Our manufacturing operations require timely delivery of sufficient amounts of materials and components. We rely on a single or limited number of suppliers for certain materials and components, and we generally have no long-term supply arrangements with our suppliers, as we generally order on a purchase order basis. In the future, we may face unanticipated interruptions and delays in manufacturing through our supply chain. Manufacturing or supplier disruptions could result in product shortages, declining production, reputational damage or significant costs. Our ability to transition our operations to full-time manufacturing of the Products for Medtronic and produce at optimal capacity when and as planned following the Restructuring could affect our revenue and operating expenses.

Restructuring

On November 8, 2023, we announced our plans for the Restructuring, designed to simplify our operational footprint and cut costs while maximizing free cash flow. As part of the Restructuring, we began to wind down our mapping and ablation businesses. We also immediately began implementation of the corporate restructuring plan, which resulted in reducing our workforce by approximately 65% across different areas and functions. We believe the Restructuring is substantially complete, however, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities. We will continue to review our operations to optimize our business.

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
For the three months ended March 31, 2024 and 2023, sales from continuing operations were primarily within the United States, with approximately 0% and 23% sold outside of the United States, respectively.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and additionally, prior to the Restructuring, salaries and employee-related costs for personnel in sales, marketing, and other administrative functions
To align resources with our current strategic direction, we implemented an organizational workforce reduction and are implementing additional cost reduction measures. Due to the strategic realignment, which is substantially complete, we expect our SG&A expenses to decrease in absolute dollars in the upcoming years.
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

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration relates to our June 2019 acquisition of Rhythm Xience. The acquisition included potential earn-out considerations based on the achievement of certain regulatory and revenue milestones. The value of such contingencies is estimated and recorded on the condensed consolidated balance sheets and are adjusted to fair value each period with increases and decreases of in the estimated fair value of the contingent consideration earn-out recognized in the condensed consolidated statement of operations and comprehensive loss. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, no contingent consideration liability was recorded at fair value on the condensed consolidated balance sheet as of March 31, 2024.
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

Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of the Products, ranging from 100% in the first year to 50% in the fourth year. For the three months ended March 31, 2024, we recognized an estimated gain (earned sales less transactions costs) of $2.8 million related to the Net Sales Earnouts, and, for the full year 2023 we recognized an estimated gain of $9.1 million. Refer to Note 4 - Sale of Business for more information.
Other Income (Expense)
Change in Fair Value of Warrant Liability
Warrants meeting specific conditions are required to be recorded as liabilities at fair value on the consolidated balance sheets. We issued warrants associated with various recorded transactions, some of which meet these specific conditions. The change in fair value of warrant liability recorded on our condensed consolidated results of operations and comprehensive loss reflect changes in the fair value of these recorded liabilities.
Under the terms of our 2022 Credit Agreement effective June 30, 2022, we issued warrants meeting the conditions for treatment as a liability. The recorded fair value of the liability associated with such warrants is adjusted each reporting period with an entry to the condensed consolidated statements of operations and comprehensive loss. Refer to Note 12 - Warrants for more information.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities.
Interest Expense
Interest expense for the three months ended March 31, 2024 primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 9 - Debt for more information.

Results of Operations for the Three Months Ended March 31, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
	(unaudited)
Revenue(1)	$3,625	$1,242	$2,383	192%
Costs of products sold(2)	3,655	2,111	1,544	73%
Gross loss	(30)	(869)	839	(97)%

Operating (income) expenses:
Research and development(2)	—	938	(938)	(100)%
Selling, general and administrative(2)	3,337	4,472	(1,135)	(25)%
Change in fair value of contingent consideration	—	200	(200)	(100)%
Gain on sale of business	(2,792)	(1,207)	(1,585)	131%
Operating expenses	545	4,403	(3,858)	(88)%
Loss from operations	(575)	(5,272)	4,697	(89)%

Other income (expense):
Change in fair value of warrant liability	(283)	1,446	(1,729)	(120)%
Interest income	281	853	(572)	(67)%
Interest expense	(1,478)	(1,307)	(171)	13%
Total other (expense) income, net	(1,480)	992	(2,472)	(249)%
Loss from continuing operations before income taxes	(2,055)	(4,280)	2,225	(52)%
Income tax expense	—	—	—	*
Net loss from continuing operations	(2,055)	(4,280)	2,225	(52)%
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	445	(12,035)	12,480	(104)%
Income taxes - discontinued operations	(10)	—	(10)	*
Net income (loss) from discontinued operations	435	(12,035)	12,470	(104)%
Net loss	$(1,620)	$(16,315)	$14,695	(90)%

Other comprehensive income (loss)
Unrealized gain on marketable securities	—	12	(12)	(100)%
Foreign currency translation adjustment	—	59	(59)	(100)%
Comprehensive loss	$(1,620)	$(16,244)	$14,624	(90)%
* - Not meaningful

(1) The following table sets forth our revenue for disposables and service/other for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Disposables	$3,097	$960
Service/Other	528	282
Total revenue	$3,625	$1,242

Continuing revenue is primarily based in the United States, with $0 and $0.2 million derived internationally, for the three months ended March 31, 2024 and 2023, respectively.
(2)The following table sets forth the stock-based compensation expense included in our results of continuing operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Cost of products sold	$10	$—
Research and development	—	12
Selling, general and administrative	192	574
Total stock-based compensation	$202	$586

For information regarding our discontinued operations, please see the section titled “Discontinued Operations” below.
Revenue of Continuing Operations
Revenue was $3.6 million for the three months ended March 31, 2024, compared to $1.2 million for the three months ended March 31, 2023. This increase of $2.4 million, or 192%, was attributable to an increase in volume of left-heart access Product sales through our partner Medtronic.
Costs and Operating Expenses of Continuing Operations
Cost of Products Sold
Cost of products sold was $3.7 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023. This increase of $1.5 million, or 73%, was primarily attributable to increased sales volumes, offset by improvements in manufacturing efficiencies. Gross margin was negative 1% for the three months ended March 31, 2024, and negative 70% for the three months ended March 31, 2023, with the improvement in margin from the gained manufacturing efficiencies.
Research and Development Expenses
Research and development expenses were $0.0 for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023. This decrease of $0.9 million, or 100%, was attributable to the Restructuring as we discontinued research and development to focus on our Distribution Agreement with Medtronic.
Selling, General and Administrative Expenses
SG&A expenses were $3.3 million for the three months ended March 31, 2024, as compared to $4.5 million for the three months ended March 31, 2023. This decrease of $1.1 million, or 25%, was primarily attributable to a decrease in compensation and related costs resulting from previous reductions in work force and a decrease in insurance premiums.
Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2024, there was no contingent consideration. The contingency period for the acquisition of Rhythm Xience ended in mid-2023. For the three months ended March 31, 2023, we recorded a change in the fair value of the contingent consideration of $0.2 million, primarily attributable to an increase in the expected term of the contingent consideration.
Gain on Sale of Business
During the three months ended March 31, 2024, the Company recognized an estimated gain on sale of $2.8 million related to Medtronic's left-heart access net sales earn-outs. The increase of $1.6 million in estimated gain, compared to the three months ended March 31, 2023, was due to an increase in left-heart access Product sales by Medtronic as Medtronic increases product reach.

Other Expense (Income) of Continuing Operations
Change in Fair Value of Warrant Liability
For the three months ended March 31, 2024 the fair value of warrant liability changed by $1.7 million, compared to the three months ended March 31, 2023. The fair value of the warrants (as calculated by the Black-Scholes option pricing model) had been declining due the decrease in our stock price, and as such, a favorable change in the fair value of the warrant liability was recorded during the three months ended March 31, 2023. The fair value of the warrants increased at March 31, 2024 primarily due to using 200% volatility (pursuant to the Amendment) in the Black-Scholes option pricing model, resulting in an unfavorable change in fair value recorded during the three months ended March 31, 2024. (See Note 12, Warrants for further information.)
Interest Income and Interest Expense, Net

Our interest income and interest expense are a direct reflection of amounts we hold for investment and amounts we owe to debtholders, respectively, both of which change according to our cash requirements. Additionally, as both our holdings and our debt bear interest at variable market rates, both are subject to market factors outside our immediate control. During the three months ended March 31, 2024, interest income decreased by $0.6 million, compared to the three months ended March 31, 2023, resulting from decreased cash and marketable securities balances. During the three months ended March 31, 2024, the $0.2 million increase in interest expense, compared to the three months ended March 31, 2023, was primarily the result of higher interest rates charged on our debt.

Discontinued Operations

Net Income/(Loss) on Discontinued Operations

Net income on discontinued operations was $0.4 million for the three months ended March 31, 2024, compared to net loss of $12.0 million for the three months ended March 31, 2023. This change of $12.5 million was primarily attributable to the Restructuring in which we halted all activities related to the mapping and ablation business in 2023. During the three months ended March 31, 2024, a credit to stock-based compensation of $1.7 million was recorded due to forfeitures and RSU vesting modifications resulting from employee terminations pursuant to the Restructuring.

Liquidity and Capital Resources
We have limited revenue and have incurred significant operating losses and negative cash flows from operations since our inception, and, if we are unable to realize the expected benefits of the Restructuring, we anticipate that we will incur losses for at least the next several years. As of March 31, 2024, and December 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $20.0 million and $29.4 million, respectively. For the three months ended March 31, 2024 and 2023, net losses from continuing operations were $2.1 million and $4.3 million, respectively. For the three months ended March 31, 2024, net income from discontinued operations was $0.4 million and for the three months ended March 31, 2023, net loss from discontinued operations was $12.0 million. For the three months ended March 31, 2024, net cash provided by operating activities from continuing operations was $7.0 million and for the three months ended March 31, 2023, net cash used in operating activities from continuing operations was $5.3 million. For the three months ended March 31, 2024 and 2023, net cash used in operating activities from discontinued operations was $10.0 million and $10.4 million, respectively. As of March 31, 2024, and December 31, 2023, we had an accumulated deficit of $601.6 million and $600.0 million, respectively, and working capital of $24.5 million and $27.3 million, respectively.

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

On June 30, 2022, Medtronic paid us $20.0 million at the First Closing of the sale of our left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure our indemnification obligations under the Asset Purchase Agreement. We achieved a $20.0 million OEM Earnout as set forth in the Asset Purchase Agreement on October 31, 2022, which was paid to us in the fourth quarter of 2022. Additionally, we achieved a $17.0 million Transfer Earnout as set forth under the Asset Purchase Agreement on December 21, 2022 in which payment was received in January 2023. We received net sales earnout payment of $7.3 million in January 2024. As part of the Restructuring, we focus exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.

Since inception, we have recorded no impairments to or write-offs of our accounts receivable. Accounts receivable for the three months ended March 31, 2024 and 2023 consists of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$2,846	$1,993
Earnouts receivable from Medtronic	4,904	9,360
Total accounts receivable	$7,750	$11,353

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
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•Medtronic's success in selling Products and our ability to achieve earnouts pursuant to the Asset Purchase Agreement with Medtronic;
•the emergence and effect of competing or complementary products;
•the ability to retain our employees, especially our manufacturing employees; and
•debt service requirements.

Historically, our primary uses of capital were investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In the past, we have acquired and invested in, additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience a company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The former owners of Rhythm Xience were also issued 119,993 shares of our Series D convertible preferred stock in February 2020 and paid a total of $8.7 million in earnout consideration based on the achievement of certain regulatory and revenue milestones through the earnout period which ended June 2023. In addition, pursuant to a license agreement with Biotronik, we paid Biotronik a total of $10.0 million inclusive of an upfront fee at the time the agreement was signed and a technology transfer fee. In February 2020, Biotronik was issued $5.0 million in shares of our Series D convertible preferred stock. Additionally, the Biotronik Parties were paid $2.0 million in contingent consideration based on the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters. As a result of our Restructuring, Biotronik has alleged that we breached our contractual obligations to it under the License and Distribution Agreement entered into with us and VascoMed GmbH on July 2, 2019 (the “LDA”) and alleges damages. We disagree with Biotronik’s allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws.

We also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates.

In addition, our Restructuring is intended to reduce our operating expenses and optimize our cash resources. We have paid $4.4 million of the anticipated $7.0 million to $12.0 million of restructuring costs to be paid in cash and we believe the Restructuring is substantially complete; however, there can be no assurance that we will realize the benefits of the Restructuring on the anticipated timeline, or at all.
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
Debt Obligations
On June 30, 2022, we entered into the 2022 Credit Agreement with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. The 2022 Credit Agreement provided us with a term loan facility in an aggregate principal amount of $35.0 million. The 2022 Credit Agreement bears interest at the one-month adjusted term Secured Overnight Financing Rate, with a floor of 2.50% per annum, plus 9.0% per annum. The principal amount of the term loan will be paid in installments with the final principal payment due on June 30, 2027. The 2022 Credit Agreement can be prepaid but is subject to prepayment penalties. The 2022 Credit Agreement provides for final payment fees of an additional $1.8 million that are due upon prepayment, on the maturity date or upon acceleration. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the 2019 Credit Agreement and to pay related fees and expenses and for working capital purposes.

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

On March 4, 2024, we entered into Amendment No. 3 to the 2022 Credit Agreement. Previously, on February 16, 2024, the Biotronik Parties filed the Demand against us with the American Arbitration Association, alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3 among other things, (i) the 2022 Credit Agreement was amended such that

(x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event our common stock ceases to be Delisted and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.
In connection with entering into the 2022 Credit Agreement, we entered into the 2022 Warrant Purchase Agreement (which was amended on March 4, 2024 by the Amendment) with Deerfield, pursuant to which we issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of our common stock, par value $0.001 per share common stock, at an exercise price of $1.1114 per warrant share for a period of eight years following the issuance thereof. Pursuant to the Amendment, (i) the 2022 Warrants were amended to remove Deerfield’s option to require us to repurchase the 2022 Warrants from Deerfield upon a Delisting, and to modify the volatility rate that would be used to calculate the Black-Scholes value of the 2022 Warrants that would apply to certain other transactions involving us pursuant to the 2022 Warrants, and (ii) the Warrant Purchase Agreement was amended to remove our obligation to take all commercially reasonable actions necessary to cause our common stock to remain listed on Nasdaq at all times during the term of the 2022 Warrants.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net cash used in operating activities - continuing operations	$(6,950)	$(5,296)
Net cash provided by investing activities - continuing operations	$8,945	$15,456
Net cash provided by financing activities - continuing operations	$—	$4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$—	$(779)
Net change in cash, cash equivalents and restricted cash	$(7,741)	$(1,471)
Operating Activities of Continuing Operations
During the three months ended March 31, 2024, operating activities from continuing operations used $7.0 million of cash, an increase of $1.7 million from the three months ended March 31, 2023. This increase was attributable to unfavorable changes in operating assets and liabilities of $3.9 million, offset by lower net losses of $2.2 million and a decrease in non-cash items and reclasses of $0.1 million. The unfavorable changes in operating assets and liabilities was primarily due to an increase in inventory of $1.4 million, an increase in accounts receivable of $0.4 million and the $2.1 million Employee Retention Credit receivable refunded in March 2023. The changes in non-cash items and reclasses compared to the prior period were primarily due to the change in gain on sale of business (Medtronic net sales earnouts) of $1.6 million, reduced stock-based compensation expense of $0.4 million and a decrease in the change in fair value of contingent consideration of $0.2 million, offset by an increase in the change in fair value of warrant liability of $1.7 million and a decrease in accretion of discount on marketable securities of $0.5 million.
Investing Activities of Continuing Operations
During the three months ended March 31, 2024, investing activities from continuing operations provided $8.9 million of cash, a decrease of $6.5 million from the three months ended March 31, 2023. This decrease was primarily attributable to the payment received from Medtronic in January 2024 of $7.3 million related to the net sales earnout, rather than the payment of Transfer Earnout of $17.0 million received from Medtronic in January 2023, offset by the net decrease in marketable securities activities of $3.3 million.
Financing Activities of Continuing Operations
During the three months ended March 31, 2024 and 2023, financing activities provided by continuing operations were de minimus.
The following table shows a summary of our cash flows from discontinued operations for the three months ended March 31,

2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net cash used in operating activities - discontinued operations	$(9,979)	$(10,432)
Net cash provided by (used in) investing activities - discontinued operations	$285	$(207)
Net cash used in financing activities - discontinued operations	$(42)	$(217)
Operating Activities of Discontinued Operations
During the three months ended March 31, 2024, operating activities from discontinued operations used $10.0 million of cash, a decrease of $0.5 million from the three months ended March 31, 2023. This decrease was primarily attributable to the favorable change in net loss of $12.5 million due to the wind-down of the mapping and ablation business, offset primarily by the decrease in accounts payable due to the payment of discontinued vendors of $8.4 million.
Investing Activities of Discontinued Operations
During the three months ended March 31, 2024, investing activities from discontinued operations provided $0.3 million of cash, an increase of $0.5 million from the three months ended March 31, 2023. This increase was attributable to the sale of R&D equipment and no purchases of fixed assets due to the Restructuring in the current period.
Financing Activities of Discontinued Operations
During the three months ended March 31, 2024, financing activities from discontinued operations used less than $0.1 million of cash, a decrease of $0.2 million from the three months ended March 31, 2023. This decrease is primarily attributable to repurchasing less shares of common stock to cover taxes on vested awards in the current period.
Contractual Obligations and Commitments

Rhythm Xience
The agreement to acquire Rhythm Xience required us to pay the former owners of Rhythm Xience up to $17.0 million in earn-out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned to date. No payments were made to Rhythm Xience during the three months ended March 31, 2023. The Rhythm Xience earnout period ended June 2023 and the final payment made in July 2023 under the agreement totaled $1.9 million.

Biotronik
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
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.

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
During the three months ended March 31, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.
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
With respect to the quarter ended March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. We thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. On March 26, 2024, the court granted the defendant’s motion and, on April 29, 2024, dismissed the case and entered judgment. Plaintiff has thirty days in which to file a notice of appeal.

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

Our jurisdiction objection and any counterclaims were due on April 1, 2024. After that, the parties appointed an arbitral tribunal and set a procedural timetable. We disagree with the Biotronik Parties’ allegations. We intend to defend ourself vigorously and will pursue all legal remedies available under applicable laws.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Recent Sales of Unregistered Securities.
None.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39430	3.1	August 10, 2020
3.2	Amended and Restated Bylaws	8-K	001-39430	3.2	August 10, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Acutus Medical, Inc. (Registrant)

Date: May 9, 2024	By:	/s/ Takeo Mukai
Takeo Mukai Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Takeo Mukai
Takeo Mukai Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULES 13A-14(A) AND 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Takeo Mukai, certify that:
1.I have reviewed this report on Form 10-Q of Acutus Medical, Inc.;
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

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:
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
(3)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(4)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
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
May 9, 2024

Exhibit 32.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
The certification set forth below is being submitted in connection with Form 10-Q (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
I, Takeo Mukai, Chief Executive Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed with the Securities and Exchange Commission (the "Report"):
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai Chief Executive Officer (Principal Executive Officer)
May 9, 2024

Exhibit 31.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO RULES 13A-14(A) AND 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Takeo Mukai, certify that:
1.I have reviewed this report on Form 10-Q of Acutus Medical, Inc.;
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

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:
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
(3)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(4)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
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
May 9, 2024

Exhibit 32.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
The certification set forth below is being submitted in connection with Form 10-Q (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

I, Takeo Mukai, Chief Financial Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed with the Securities and Exchange Commission (the "Report"):
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai Chief Financial Officer (Principal Financial Officer)
May 9, 2024