Form 10-Q
period 2024-09-30
Acutus Medical, Inc.
filed 2024-11-14
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
__________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 8, 2024
Common Stock, $0.001 par value	29,912,305

1 On May 16, 2024, Nasdaq filed a Form 25 to delist our common stock and remove such securities from registration under
Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and such delisting took effect on May 26, 2024. The deregistration of our common stock under Section 12(b) of the Exchange Act was effective 90 days after the Form 25 filing. Our common stock currently trades on the OTC Pink Market under the symbol “AFIB.”

Acutus Medical, Inc.
Form 10-Q
For the Quarter Ended September 30, 2024

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Recent Sales of Unregistered Securities	55

Item 5.	Other Information

Item 6.	Exhibits	57

Signatures		58

Item 1. Financial Statements.
Acutus Medical, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
(in thousands, except share and per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,595	$19,170
Marketable securities, short-term	—	3,233
Restricted cash, short-term	—	7,030
Accounts receivable	9,970	11,353
Inventory	4,191	4,278
Prepaid expenses and other current assets	403	678
Current assets of discontinued operations (Note 3)	—	510
Total current assets	27,159	46,252

Property and equipment, net	736	825
Right-of-use assets, net	2,647	3,189
Other assets	94	94
Non-current assets of discontinued operations (Note 3)	1,531	3,600
Total assets	$32,167	$53,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,711	2,761
Accrued liabilities	1,702	2,887
Operating lease liabilities, short-term	897	718
Long-term debt, current portion	7,084	1,864
Warrant liability	302	409
Current liabilities of discontinued operations (Note 3)	2,969	10,303
Total current liabilities	14,665	18,942

Operating lease liabilities, long-term	2,532	3,243
Long-term debt	25,269	32,654
Total liabilities	42,466	54,839

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 6,666 shares of preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 29,912,305 and 29,313,667 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	30	29
Additional paid-in capital	598,670	599,935
Accumulated deficit	(608,118)	(599,977)
Accumulated other comprehensive loss	(881)	(866)
Total stockholders' deficit	(10,299)	(879)
Total liabilities and stockholders' deficit	$32,167	$53,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)	(unaudited)
Revenue	$5,266	$2,060	$13,027	$4,816
Cost of products sold	4,894	3,150	13,019	7,835
Gross profit (loss)	372	(1,090)	8	(3,019)

Operating expenses (income):
Research and development	—	896	—	2,752
Selling, general and administrative	2,318	2,354	7,880	9,502
Change in fair value of contingent consideration	—	—	—	123
Gain on sale of business	(2,435)	(2,648)	(8,096)	(5,927)
Total operating expenses (income)	(117)	602	(216)	6,450
Gain (loss) from operations	489	(1,692)	224	(9,469)

Other income (expense):
Change in fair value of warrant liability	(174)	636	107	1,478
Interest income	153	547	641	2,223
Interest expense	(1,395)	(1,409)	(4,384)	(4,110)
Other revenue	111	—	187	—
Total other expense, net	(1,305)	(226)	(3,449)	(409)
Loss from continuing operations before income taxes	(816)	(1,918)	(3,225)	(9,878)
Net loss from continuing operations	(816)	(1,918)	(3,225)	(9,878)
Discontinued operations:
Loss from discontinued operations before taxes	(4,791)	(11,244)	(4,906)	(37,945)
Income tax expense - discontinued operations	—	75	10	75
Net loss from discontinued operations	(4,791)	(11,319)	(4,916)	(38,020)
Net loss	$(5,607)	$(13,237)	$(8,141)	$(47,898)

Other comprehensive loss
Unrealized loss on marketable securities	—	4	—	7
Foreign currency translation adjustment	(15)	(66)	(15)	(91)
Comprehensive loss	$(5,622)	$(13,299)	$(8,156)	$(47,982)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.07)	$(0.11)	$(0.34)
Loss from discontinued operations	$(0.16)	$(0.39)	$(0.17)	$(1.31)
Net loss per common share	$(0.19)	$(0.45)	$(0.27)	$(1.65)

Weighted average shares outstanding, basic and diluted	29,799,241	29,262,768	29,768,208	29,024,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2024

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	6,666	$—	29,775,630	$30	$598,542	$(602,511)	$(866)	$(4,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	(15)
Stock-based compensation	—	—	136,675	—	128	—	—	128
Net loss	—	—	—	—	—	(5,607)	—	(5,607)
Balance as of September 30, 2024 (unaudited)	6,666	$—	29,912,305	$30	$598,670	$(608,118)	$(881)	$(10,299)
For the Three Months Ended September 30, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	6,666	$—	29,206,570	$29	$597,578	$(552,975)	$(891)	$43,741
Unrealized gain on marketable securities	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(66)	(66)
Stock-based compensation	—	—	83,364	—	1,264	—	—	1,264
Net income	—	—	—	—	—	(13,237)	—	(13,237)
Balance as of September 30, 2023 (unaudited)	6,666	$—	29,289,934	$29	$598,842	$(566,212)	$(953)	$31,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2024

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	6,666	$—	29,313,667	$29	$599,935	$(599,977)	$(866)	$(879)
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	(15)
Stock-based compensation	—	—	598,638	1	(1,265)	—	—	(1,264)
Net loss	—	—	—	—	—	(8,141)	—	(8,141)
Balance as of September 30, 2024 (unaudited)	6,666	$—	29,912,305	$30	$598,670	$(608,118)	$(881)	$(10,299)
For the Nine Months Ended September 30, 2023

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized loss on marketable securities	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	(91)	(91)
Stock option exercises	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	686,898	—	4,640	—	—	4,640
Employee stock purchase plan shares issued	—	—	45,162	—	25	—	—	25
Net loss	—	—	—	—	—	(47,898)	—	(47,898)
Balance as of September 30, 2023 (unaudited)	6,666	$—	29,289,934	$29	$598,842	$(566,212)	$(953)	$31,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Acutus Medical, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(8,141)	$(47,898)
Less: Loss from discontinued operations	4,916	38,020
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	235	384
Non-cash stock-based compensation expense	459	1,272
Accretion of discounts on marketable securities, net	(28)	(1,318)
Amortization of debt issuance costs	460	325
Amortization of operating lease right-of-use assets	542	513
Gain on sale of business, net	(8,096)	(5,927)
Change in fair value of warrant liability	(107)	(1,478)
Change in fair value of contingent consideration	—	123
Changes in operating assets and liabilities:
Accounts receivable	(3,499)	3,247
Inventory	87	11,567
Employer retention credit receivable	—	4,703
Prepaid expenses and other current assets	286	2,010
Accounts payable	(1,050)	(3,020)
Accrued liabilities	(1,442)	(8,043)
Operating lease liabilities	(532)	(253)
Other long-term liabilities	—	20
Net cash used in operating activities - continuing operations	(15,910)	(5,753)
Net cash used in operating activities - discontinued operations	(11,692)	(39,352)
Net cash used in operating activities	(27,602)	(45,105)

Cash flows from investing activities
Proceeds from sale of business	13,235	17,000
Purchases of available-for-sale marketable securities	—	(38,521)
Sales of available-for-sale marketable securities	500	—
Maturities of available-for-sale marketable securities	2,750	70,250
Purchases of property and equipment	(148)	(1,187)
Net cash provided by investing activities - continuing operations	16,337	47,542
Net cash provided by (used in) investing activities - discontinued operations	339	(207)
Net cash provided by investing activities	16,676	47,335

Cash flows from financing activities
Repayment of debt	(2,625)	—
Proceeds from the exercise of stock options	—	4
Repurchase of common shares to pay employee withholding taxes	—	(35)
Proceeds from employee stock purchase plan	—	25
Payment of contingent consideration	—	(1,923)
Net cash used in financing activities - continuing operations	(2,625)	(1,929)
Net cash used in financing activities - discontinued operations	(41)	(240)
Net cash used in financing activities	(2,666)	(2,169)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(294)

Net change in cash, cash equivalents and restricted cash	(13,605)	(233)
Cash, cash equivalents and restricted cash, at the beginning of the period	26,200	31,348
Cash, cash equivalents and restricted cash, at the end of the period	$12,595	$31,115

Supplemental disclosure of cash flow information:
Cash paid for interest	3,394	3,731

Supplemental disclosure of noncash investing and financing activities:
Accounts receivable from sale of business	$4,478	$6,111
Change in unrealized (gain) on marketable securities	$—	$(7)
Change in unpaid purchases of property and equipment	$—	$35

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

As previously disclosed, The Nasdaq Stock Market, LLC (“Nasdaq”) suspended trading in the Company’s common stock on
May 9, 2024, due to noncompliance with Nasdaq Listing Rule 5550(a)(2) and 5550(b). On May 15, 2024, Nasdaq announced that it would formally delist the Company’s common stock that was previously suspended. On May 16, 2024, Nasdaq filed a
Form 25 Notification of Delisting with the Securities and Exchange Commission (the “SEC”) to complete the delisting and remove such securities from registration under Section 12(b) of the Exchange Act, and such delisting took effect on May 26,
2024. The deregistration of the Company's common stock under Section 12(b) of the Exchange Act was effective 90 days after the Form 25 filing.

On May 9, 2024, the Company’s common stock began trading over the counter on the OTC Pink Market under the trading symbol “AFIB.”

The Company was incorporated in the state of Delaware on March 25, 2011, and is located in Carlsbad, California.
Liquidity and Capital Resources
The Company has limited revenue, and has incurred significant operating losses and negative cash flows from operations since its inception, and if it is unable to realize the expected benefits of the Restructuring, anticipates that it could incur losses for at least the next several years. As of September 30, 2024 and December 31, 2023, the Company had cash, cash equivalents, restricted cash and marketable securities of $12.6 million and $29.4 million, respectively. For the nine months ended September 30, 2024 and 2023, net losses from continuing operations were $3.2 million and $9.9 million, respectively. For the nine months ended September 30, 2024 and 2023, discontinued operations generated net losses of $4.9 million and $38.0 million, respectively. For the nine months ended September 30, 2024 and 2023, net cash used in operating activities from continuing operations was $15.9 million and $5.8 million, respectively, and net cash used in operating activities from discontinued operations was $11.7 million and $39.4 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $608.1 million and $600.0 million, respectively, and working capital of $12.5 million and $27.3 million, respectively.

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

On June 30, 2022, Medtronic paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, the amounts in escrow were released. The OEM Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the Products after the Company's achievement of the OEM Earnout (as defined in Note 4 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) of the Products achieved by Medtronic each year over four years. During the nine months ended September 30, 2024, the Company earned $8.4 million in contingent consideration based on Medtronic's Products sales.

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

The strategic shift approved by the Company's board of directors (discussed in Note 1 – Organization and Description of Business, above) met the definition of a discontinued operation as of September 30, 2024 and December 31, 2023. Accordingly, the major current assets, non-current assets, current liabilities, and non-current liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations as of September 30, 2024 and December 31, 2023, and the operating results of the components disposed are reported as loss from discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three- and nine- months ended September 30, 2024 and 2023. For additional information, see Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of September 30, 2024 and December 31, 2023, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, the amounts in escrow were released. As of September 30, 2024, the Company recorded no restricted cash on the condensed consolidated balance sheet.

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
Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive income (loss), and as a component of stockholders’ equity until their disposition or maturity. See “Fair Value Measurements,” below. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investee’s financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally had an expected duration of one year or less, and therefore the Company had elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts were recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of September 30, 2024 and December 31, 2023.

In May 2020, the Company entered into bi-lateral distribution agreements (the “Bi-Lateral Distribution Agreements”) with Biotronik. Pursuant to the Bi-Lateral Distribution Agreements, the Company obtained a non-exclusive license to distribute a range of Biotronik’s products and accessories in the United States, Canada, China, Hong Kong and multiple Western European countries under the Company’s private label. Moreover, if an investigational device exemption (“IDE”) clinical trial was required for these products to obtain regulatory approval in the United States, or a clinical trial was required for these products to obtain regulatory approval in China, the Company would obtain an exclusive distribution right in such territories for a term of up to five years commencing on the date of regulatory approval if the Company covered the cost of the IDE or other clinical trial and the Company conducted such study within a specified period. Biotronik also agreed to distribute the Company’s products and accessories in Germany, Japan, Mexico, Switzerland and multiple countries in Asia-Pacific, Eastern Europe, the Middle East and South America. The Company also granted Biotronik a co-exclusive right to distribute these products in Hong Kong. Each party would pay to the other party a specified transfer price on the sale of the other party’s products and, accordingly, would earn a distribution margin on the sale of the other party’s products. In February 2024, Biotronik sent a notice to the Company, stating that Biotronik rescinds and terminates the Bi-Lateral Distribution Agreements, effective immediately, based on the alleged repudiation of its contractual obligations under the Bi-Lateral Distribution Agreements. In October 2024, resulting from the Company's Restructuring and the Arbitration that ensued with Biotronik Parties, the Company entered into a Settlement Agreement and Release terminating the Relevant Agreements (except for certain surviving obligations specified therein), settling the Arbitration relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the Arbitration.

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
The following table sets forth the Company’s revenue for disposables, systems and service/other for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Disposables	$5,266	$1,862	$12,499	$4,106
Service/Other	—	198	528	710
Total revenue	$5,266	$2,060	$13,027	$4,816
For the three and nine months ended September 30, 2024 and 2023, revenue was all U.S.-based.

Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of September 30, 2024 or December 31, 2023.

Accounts receivable recorded on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$5,492	$1,993
Earnouts receivable from Medtronic	4,478	9,360
Total accounts receivable	$9,970	$11,353

Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and nine months ended September 30, 2024 and 2023, the Company determined that there was no impairment of property and equipment.
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

Following the Restructuring, we have no research and development expense as we discontinued research and development to focus on solely manufacturing and distributing the Products and associated services under our Distribution Agreement with Medtronic.
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of September 30, 2024
	(unaudited)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$11,788	$—	$—	$11,788
Marketable securities at fair value
Commercial paper	—	—	—	—
Total fair value	$11,788	$—	$—	$11,788

Liabilities included in:
Warrant liability	$—	$—	$302	$302
Total fair value	$—	$—	$302	$302

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$16,911	$—	$—	$16,911
Marketable securities at fair value
U.S. treasury securities	—	1,978	—	1,978
Commercial paper	—	497	—	497
Yankee debt securities	—	758	—	758
Total fair value	$16,911	$3,233	$—	$20,144

Liabilities included in:
Warrant liability	$—	$—	$409	$409
Total fair value	$—	$—	$409	$409

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
Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2024 (in thousands):

Warrant Liability
Balance, December 31, 2023	$409
Change in fair value	(107)
Balance, September 30, 2024 (unaudited)	$302

As of September 30, 2024, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.0799 per warrant as of September 30, 2024 and the significant inputs used in the estimation of the fair value were as follows:

September 30, 2024
(unaudited)
Risk-free interest rate	3.58%
Expected term in years	5.8
Expected volatility	200.0%

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
Recently Adopted Accounting Pronouncements
The following Accounting Standard Updates ("ASUs") applicable to the Company were effective January 1, 2024:

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

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, or the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. At September 30, 2024 and December 31, 2023, assets held for sale are included as non-current assets in the Company’s consolidated balance sheets and the loss recognized on classification of assets held for sale is included in the Company’s restructuring expenses. The assets held for sale were determined to be non-current assets as any proceeds from disposal will be used to pay down the Company's long-term debt.

The major assets and liabilities (at carrying value) associated with discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

	September 30, 2024		December 31, 2023
Carrying amounts of major classes of assets included as part of discontinued operations	(unaudited)

Accounts receivable	$—		$510
Inventory	12,780		12,780	*
Prepaid expenses and other current assets	897		902	*
Property and equipment, net	4,537		4,871	*
Intangible assets, net	1,416		1,416	*
Other assets	—		—
Less: loss recognized on classification as held for sale	(18,099)	**	(16,369)	*
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$1,531		$4,110

* These comprise assets held for sale, at their carrying value of $3.6 million as of December 31, 2023. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets within the group.

** At September 30, 2024, an additional valuation allowance of $1.7 million was recorded to reflect an estimate of the additional cost to sell the assets held for sale based on the Biotronik settlement. See further details in Footnote 11, Commitments and Contingencies.

Carrying amounts of major classes of liabilities included as part of discontinued operations

Accounts payable	306		1,892
Accrued restructure	2,663		5,649
Accrued liabilities	—		2,762
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$2,969		$10,303

Inventory in discontinued operations consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$8,020	$8,020
Work in process	2,211	2,211
Finished goods	2,549	2,549
Total inventory transferred to held for sale	$12,780	$12,780

There was no reserve for obsolescence as of September 30, 2024 as management determined that the inventory was unexpired, usable, sellable and above net realizable value. An impairment charge of $0.4 million was taken as of December 31, 2023.

Property and equipment, net, in discontinued operations consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Furniture and fixtures	$20	$20
Laboratory equipment and software	17,569	18,295
Construction in process	1,141	1,141
Total property and equipment	18,730	19,456
Less: accumulated depreciation	(14,193)	(14,585)
Total property and equipment, net, related to discontinued operations	$4,537	$4,871

Fixed assets transferred to held for sale are no longer depreciated. There was no depreciation expense recorded for the three and nine months ended September 30, 2024. Depreciation expense was $0.9 million and $3.1 million, respectively for the three and nine months ended September 30, 2023, which is reflected in the loss from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). There was no impairment as of September 30, 2024. An impairment charge of $0.6 million was taken as of December 31, 2023. During the three and nine months ended September 30, 2024, net assets held for sale of less than $0.1 million and $0.3 million, respectively, were sold.

Intangibles, net, consist solely of licensed intangible assets acquired from Biotronik relating to the Force Sensing Ablation Catheter, which is part of the Company's operations that it intends to sell. Intangible assets held for sale are no longer amortized. There was no amortization expense recorded for the three and nine months ended September 30, 2024. The Company recorded amortization expense related to the above intangible assets of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, which is reflected in the loss from discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss).

The revenues and expenses associated with discontinued operations included in the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Major line items constituting pretax loss of discontinued operations	(unaudited)	(unaudited)

Revenue	$—	$3,178

Cost of products sold	—	(5,445)
Research and development	(15)	(3,899)
Selling, general and administrative	(190)	(5,078)
Restructuring	(2,856)	—
Loss on assets held for sale	(1,730)	—

Loss from discontinued operations before income taxes	(4,791)	(11,244)
Income tax expense	—	75
Net loss from discontinued operations	$(4,791)	$(11,319)

Net loss for the three months ended September 30, 2024 is primarily due to an additional restructuring expense of $2.5 million related to the Biotronik settlement and an additional $1.7 million cost related to contingent payment consideration on the sale of assets held for sale per the Biotronik settlement (see Footnote 11, Commitments and Contingencies, for further information), and SG&A expenses related to the wind down of the discontinued operations, offset by recording a credit to stock-based compensation resulting from restructuring termination forfeitures and RSU accelerated vesting modification treatment. (See Footnote 14, Stock-Based Compensation, for further information.)

The revenues and expenses associated with discontinued operations included in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 were as follows (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Major line items constituting pretax loss of discontinued operations	(unaudited)	(unaudited)

Revenue	$—	$9,880

Cost of products sold	—	(15,612)
Research and development	197	(14,960)
Selling, general and administrative	(493)	(16,778)
Restructuring	(2,880)	(475)
Loss on assets held for sale	(1,730)	—

Loss from discontinued operations before income taxes	(4,906)	(37,945)
Income tax expense	10	75
Net loss from discontinued operations	$(4,916)	$(38,020)

Net loss for the nine months ended September 30, 2024 is primarily due to additional restructuring expense of $2.5 million  related to the Biotronik settlement and an additional $1.7 million cost related to contingent payment consideration on the sale of assets held for sale per the Biotronik arbitration settlement (see Footnote 11, Commitments and Contingencies, for further information), and SG&A expenses related to the wind down of the discontinued operations, offset by recording a credit to stock-based compensation resulting from restructuring termination forfeitures and RSU accelerated vesting modification treatment. (See Footnote 14, Stock-Based Compensation, for further information.)
For the three and nine months ended September 30, 2024, there were no revenues from discontinued operations.
The following table sets forth the breakdown of the Company’s discontinued operations revenue for disposables and service/other for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Disposables	$2,845	$8,632
Service/Other	333	1,248
Total revenue	$3,178	$9,880

Prior to the Restructuring, revenue was subject to fluctuation based on the foreign currency in which our products were sold. For the three and nine months ended September 30, 2023, approximately 60% and 60%, respectively, of sales from discontinued operations were sold outside of the United States.

Restructuring Activities

In connection with the strategic decision to wind down the ablation and mapping business, restructuring actions were taken related to this shift in business model, resulting in the realignment of resources, including an organizational workforce reduction and corporate restructure. Restructuring and exit-related charges consisting of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that are assisting with the Restructuring, contract termination costs and other restructuring costs were recorded as restructuring expense, cost of product sold or SG&A expense and are included in the loss from discontinued operations.

The Company identified three major types of restructuring activities related to the disposal of the mapping and ablation businesses. These three types of activities are employee termination costs, contract termination costs, and other costs. Other cost activities had been completed as of December 31, 2023. The restructuring activities related to employee termination and contract termination activities were substantially completed by the end of the first quarter of 2024. However, due to the Biotronik settlement (see Footnote 11, Commitments and Contingencies, for further information), an additional $2.5 million of restructuring expense was accrued related to other restructuring costs. The Company continues to actively market the mapping and ablation businesses to explore opportunities to dispose of the business.

The following summarizes the restructuring activities and their related accruals as of September 30, 2024:

	Employee	Contract
	Termination Costs	Termination Costs	Other Costs	Total

Restructure Accrual Balance at 12/31/2023	$3,493	$2,156	$—	$5,649
Payments	(3,194)	(498)	—	(3,692)
Accrual release (non-cash)	(185)	(631)	—	(816)
Restructure Accrual Balance at 3/31/2024	$114	$1,027	$—	$1,141
Payments	(78)	(673)	—	(751)
Accrual release (non-cash)	(9)	(219)	—	(228)
Restructure Accrual Balance at 6/30/2024	$27	$135	$—	$162
Biotronik Settlement	—	—	2,510	2,510
Payments	—	—	—	—
Accrual release (non-cash)	(9)			(9)
Restructure Accrual Balance at 9/30/2024	$18	$135	$2,510	$2,663

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

Pursuant to the Asset Purchase Agreement, Medtronic paid $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure indemnification obligations of the Company under the Asset Purchase Agreement, which the Company had recorded as restricted cash on its condensed consolidated balance sheets. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, the amounts in escrow were released. As of September 30, 2024, the Company recorded no restricted cash on the condensed consolidated balance sheet.
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

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million was held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million was held in escrow and recorded as restricted cash on the condensed consolidated balance sheets. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, all amounts in escrow were released. As of September 30, 2024, the Company recorded no restricted cash on the condensed consolidated balance sheet. During the nine months ended September 30, 2024, $8.4 million was earned (before transaction costs) under item (iii) and recorded as a receivable on the condensed consolidated balance sheet as of September 30, 2024.

With the achievement of the OEM Earnout Conditions (as defined in the Asset Purchase Agreement) and upon notice from Medtronic, Medtronic became the Company's exclusive distributor of the Products under the Distribution Agreement.

The Company recorded the following amounts for the nine months ended September 30, 2024, resulting in a net gain of $8.1 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

Nine Months Ended September 30, 2024
(unaudited)
Product Net Sales Earnout accrued as of September 30, 2024	$8,353
Transaction costs	(257)
Gain on sale of business, net	$8,096

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
Note 5—Marketable Securities
Marketable securities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024 (unaudited)
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
Note 6—Inventory
Inventory as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$1,948	$3,428
Work in process	611	319
Finished goods	1,632	531
Total inventory	$4,191	$4,278
Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Furniture and fixtures	432	432
Office equipment	1,537	1,537
Laboratory equipment and software	1,501	1,494
Leasehold improvements	1,086	979
Construction in process	41	7
Total property and equipment	4,597	4,449
Less: accumulated depreciation	(3,861)	(3,624)
Property and equipment, net	$736	$825

Depreciation expense from continuing operations was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 8—Accrued Liabilities
Accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Compensation and related expenses	$1,128	$2,225
Professional fees	181	378
Other	393	284
Total accrued liabilities	$1,702	$2,887
Note 9—Debt
Outstanding debt as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
2022 Credit Agreement(1)	$34,125	$36,792
Total outstanding debt, gross	34,125	36,792
Less: unamortized debt discount and fees	(1,772)	(2,274)
Total outstanding debt	$32,353	$34,518
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

The 2022 Credit Agreement is subject to certain customary affirmative covenants, representations and warranties and other terms and conditions. It also contains certain customary negative covenants, including, but not limited to, restrictions on the Company’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. As of and for the three and nine months ended September 30, 2024, the Company was in compliance with all such covenants.
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

On November 13, 2024, the Company entered into Amendment No. 4 to Amended and Restated Credit Agreement (“Amendment No. 4”) to amend the Amended and Restated Credit Agreement, dated as of June 30, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company, the Lenders from time to time party thereto and Wilmington Trust, National Association, as the Administrative Agent.
Pursuant to Amendment No. 4, the Credit Agreement was amended to (i) adjust the amortization schedule of the Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September 30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5.0% to 6.0% of the principal amount of the loans prepaid or repaid.

Except as amended by Amendment No. 4, the remaining terms of the Credit Agreement remain in full force and effect.
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
During the second quarter of 2024, the Company entered into two subleases with unrelated third parties at the Carlsbad property. The Company was not relieved of its primary obligations under the Carlsbad lease ("head lease") and, therefore, became the intermediate lessor of the subleases. Pursuant to ASC 842, the subleases are operating leases related to property, plant and equipment. The Company determined that the sublease income was more than the remaining lease cost on the head lease, and as such, there was no impairment of the head lease's right-to-use assets. The Company also determined that the head lease did not need to be remeasured as the lease term of the subleases was not longer than the remaining term of the head lease. Additionally, there are no residual value guarantees on the subleases. The Company recorded the sublease income as other revenue in the other income (expense) section of the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2024, sublease income was less than$0.1 million for both periods.
The following table summarizes quantitative information about the Company’s operating leases for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Operating cash flows from operating leases	$290	$282
Weighted average remaining lease term – operating leases (in years)	3.2	4.2
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s operating lease expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Operating leases
Operating lease cost	$256	$252	$767	$755
Variable lease cost	91	81	274	243
Total operating lease expense	$347	$333	$1,041	$998
As of September 30, 2024, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Three months ending December 31, 2024	$292
Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Year ending December 31, 2027	1,221
Total	3,849
Less: present value discount	(420)
Operating lease liabilities	$3,429
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
Biotronik Arbitration

On October 15, 2024, the Company and Biotronik SE & Co. KG (“Biotronik”) and VascoMed GmbH (“VascoMed”, and together with Biotronik, the “BIO Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) terminating the Relevant Agreements (as defined below) (except for certain surviving obligations specified therein), settling the Arbitration (as defined below) relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the Arbitration.

Pursuant to the Settlement Agreement, the Company must pay to Biotronik (i) an initial settlement payment of approximately $2.6 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreement), (A) initial amounts of $8.0 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately

$25.0 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25.0 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received.

At September 30, 2024, the Company recorded $2.5 million in discontinued operations restructuring liability related to the Biotronik settlement. A Qualifying Asset Sale per the Settlement Agreement can be triggered by an asset only sale which is a lower threshold than a business combination. The Company has already designated certain assets as held for sale on its balance sheet (see Footnote 3, Discontinued Operations, Assets Held for Sale and Restructuring, for further details), which such disposal transaction would give rise to a Qualifying Asset Sale but not a Change of Control. The Company determined that the contingent payment as a result of a potential Qualifying Asset Sale represents an additional cost to sell. As such, the Company adjusted its valuation allowance against the assets held for sale by $1.7 million, based on the formula prescribed in the Settlement Agreement, to account for the contingent payment to the BIO Parties. However, a definitive offer for the assets held for sale has not been received, and, as such, it is reasonably possible that the contingent payment amount could differ from the amount recorded. With regard to a Change of Control event, the Company determined a Change of Control event cannot be considered probable and, therefore, should not be accrued until such transaction has occurred.
Note 12—Warrants
As of September 30, 2024 and December 31, 2023, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	September 30, 2024	December 31, 2023
			(unaudited)
Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the nine months ended September 30, 2024.

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the condensed consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024, the fair value of the warrant liability decreased $0.1 million.

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
Upon election, each holder may convert each share of Preferred Stock into 1,000 shares of common stock, except to the extent that following such conversion the number of shares of common stock held by such holder, its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Exchange Act including shares held by any “group” (as defined in Section 13(d) of the Exchange Act and applicable regulations of the SEC of which such holder is a member, but excluding shares beneficially owned by virtue of the ownership of securities or rights to acquire securities that have limitations on the right to convert, exercise or purchase similar to the limitation set forth in the Series A Certificate of Designation, exceeds 4.9% (or, at the election of the holders, OrbiMed Private Investments IV, LP or OrbiMed Royalty Opportunities II, LP, made by delivering at least 61 days advance written notice to the Company of its intention to increase the beneficial ownership cap applicable to such holder, 9.9%) of the total number of shares of common stock then issued and outstanding.
Common Stock
During the nine months ended September 30, 2024 and 2023, stock options to acquire 0 shares and 3,218 shares, respectively, were exercised for shares of the Company's common stock with proceeds of $0.0 million and less than $0.1 million, respectively. Additionally in relation to the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), during the nine months ended September 30, 2024 and 2023, 0 shares and 45,162 shares, respectively, of common stock were issued for consideration of $0.0 million (as the 2020 ESPP was terminated in November 2023 due to the Restructuring) and less than $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company issued 598,638 shares and 686,898 shares, respectively, of common stock upon vesting of RSUs, which included RSU accelerated vesting of certain RSU awards of employees terminated due to the Restructuring and 88,750 in accelerated awards in January 2024 and 21,250 in accelerated awards in February 2024, in connection with the departure of certain executive officers due to the Restructuring.
Note 14—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of September 30, 2024, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,958,365 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of September 30, 2024, 4,431,305 shares of common stock were authorized for issuance under the 2020 Plan. As of September 30, 2024, 5,887,381 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of September 30, 2024, 16,902 shares of common stock were authorized for issuance under the 2011 Plan and no shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.
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
No stock option awards were granted during the nine months ended September 30, 2024. The following assumptions were used to estimate the fair value of stock options for the nine months ended September 30, 2023:

Nine Months Ended September 30,
2023

Risk-free interest rate	3.91% - 4.27%
Expected dividend yield	—
Expected term in years	5.5 - 5.6
Expected volatility	75% - 85%
The Company's stock option activity for the nine months ended September 30, 2024 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,904,723	$1.98	7.8	$—
Options granted	—	—
Options exercised	—	—		$—
Options forfeited	(1,395,921)	1.34
Outstanding as of September 30, 2024 (unaudited)	508,802	$3.72	7.6	$—
Options vested and exercisable as of September 30, 2024 (unaudited)	508,802	$3.72	7.6	$—
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.08 and $0.70 as of September 30, 2024 and December 31, 2023, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. No stock option awards were granted during the nine months ended September 30, 2024. As of September 30, 2024, all outstanding stock options were approved by the Company's board of directors for accelerated vesting, and therefore, the total unrecognized compensation related to unvested stock option awards granted was $0.0 million, which the Company expects to recognize over a weighted-average period of approximately 0.0 years.

Restricted Stock Units (RSUs)
The Company’s RSU activity for the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2023	2,185,330	$2.18
Granted	—	—
Forfeited	(1,286,853)	2.51
Vested	(898,477)	1.70
Unvested as of September 30, 2024 (unaudited)	—	$—
As of September 30, 2024, all outstanding RSUs were approved by the Company's board of directors for accelerated vesting, and therefore, there was $0.0 million of unrecognized compensation related to unvested RSUs.
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	2024	2023	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	(unaudited)		(unaudited)		(unaudited)
Cost of products sold	$21	$146	$21	$—	$—	$146
Research and development	—	317	—	—	11	306
Selling, general and administrative	107	815	107	—	241	574
Total stock-based compensation	$128	$1,278	$128	$—	$252	$1,026

As noted above during September 2024, the Company's board of directors approved accelerated vesting of the remaining unvested stock options and RSUs. This was considered a Type 1 equity modification. The fair value of the modified awards was determined using the Black-Scholes option pricing model on the date of the modification and the resulting incremental stock-based compensation of less than $0.1 million was recorded as of September 30, 2024, in the Company's condensed consolidated statements of operations.
The following table summarizes the total stock-based compensation expense for the stock options, PSUs, RSUs, RSAs and ESPP expense recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	2024	2023	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
	(unaudited)		(unaudited)		(unaudited)
Cost of products sold	$(89)	$373	$53	$(142)	$—	$373
Research and development	(559)	999	—	(559)	36	963
Selling, general and administrative	(617)	3,543	406	(1,023)	1,236	2,307
Total stock-based compensation	$(1,265)	$4,915	$459	$(1,724)	$1,272	$3,643
The employee terminations in conjunction with the Restructuring resulted in the credit to stock-based compensation during the nine months ended September 30, 2024 due to forfeitures being a credit of $1.0 million and Type III equity modifications related to accelerated RSU vesting being a credit of $0.5 million, which was the result of the decline in the Company's stock price. The Type I modifications related to the Company's board of directors approving accelerated vesting on remaining unvested stock options and RSUs resulted in de minimis incremental stock-based compensation (as noted above).

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	6,665,841	6,665,841	6,665,841
Exercise of common stock warrants	4,576,505	4,576,505	4,576,505	4,576,505
Exercise of stock options	—	2,216,938	—	1,098,279
Vesting of RSUs and RSAs	65,832	2,423,022	692,745	2,290,728
Issuance of shares under 2020 ESPP	—	61,361	—	61,361
Total potentially dilutive securities	11,308,178	15,943,667	11,935,091	14,692,714

Note 16—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the three and nine months ended September 30, 2024 and 2023.
Note 17—Related Party Transactions
Consulting Agreement

The Company had a consulting agreement with the former chairman of the Company’s board of directors, which terminated when he stepped down in the first quarter of 2024. The Company recorded no consulting fees and less than $0.1 million of expense related to the agreement for the three months ended September 30, 2024 and 2023, respectively, and less than $0.1 million expense related to the agreement for the nine months ended September 30, 2024 and 2023.

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

The liability for the loan balance related to the 2022 Credit Agreement recorded on the Company's condensed consolidated balance sheets was $32.4 million and $34.8 million as of September 30, 2024 and December 31, 2023, respectively. The Company recorded interest expense related to the debt on the condensed consolidated statement of operations and comprehensive income (loss) of $1.4 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Warrants
In connection with the 2022 Credit Agreement, the Company entered into the 2022 Warrant Purchase Agreement with Deerfield, pursuant to which the Company issued warrants for the purchase of up to an aggregate 3,779,018 shares of the Company’s common stock at an exercise price of $1.1114 per share for a period of eight years following issuance. Refer to Note 12 - Warrants for additional details.
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
Note 18—Subsequent Events
On November 13, 2024, the Company and Deerfield Partners, L.P. and Deerfield Private Design Fund III, L.P. (collectively, the “Lenders”) entered into Amendment No. 4 to Amended and Restated Credit Agreement (“Amendment No. 4”) to amend the Amended and Restated Credit Agreement, dated as of June 30, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company, the Lenders from time to time party thereto and Wilmington Trust, National Association, as the Administrative Agent.
Pursuant to Amendment No. 4, the Credit Agreement was amended to (i) adjust the amortization schedule of the Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September 30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5.0% to 6.0% of the principal amount of the loans prepaid or repaid.

Except as amended by Amendment No. 4, the remaining terms of the Credit Agreement remain in full force and effect.

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

Left-Heart Access Portfolio Sale and Distribution Agreement

On June 30, 2022, we completed the First Closing of the sale of our left-heart access portfolio in accordance with the Asset Purchase Agreement with Medtronic, pursuant to which we sold to Medtronic our AcQCross® line of sheath-compatible septal crossing devices, the AcQGuide® MINI integrated crossing device and sheath, the AcQGuide FLEX steerable introducer with integrated transseptal dilator and needle and the AcQGuide® VUE steerable sheaths (i.e., the Products). Pursuant to the Asset Purchase Agreement, Medtronic paid cash consideration of $50.0 million at the First Closing, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing and then subsequently released after the termination of the escrow account pursuant to the terms of the Asset Purchase Agreement, and acquired from us, among other things, intellectual property rights to the Products and certain equipment used in the manufacturing of the Products. A second closing would occur on a date determined by Medtronic, but no later than the fourth anniversary of the First Closing, subject to the satisfaction of customary closing conditions (i.e., the Second Closing). At the Second Closing, Medtronic would acquire certain additional assets relating to the Products, primarily supplier agreements and permits and design and specification files required for Medtronic to become the manufacturer of record of the Products, for no additional consideration.

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

The quarterly measurement period for the Net Sales Earnouts began on January 30, 2023, and such earnout payments began in January 2024 and will continue quarterly each quarter thereafter until 2027. We have earned $17.7 million of Net Sales Earnouts (before transactions costs) from inception of the measurement period to September 30, 2024, with $8.4 million earned (before transactions costs of $0.3 million) for the nine months ended September 30, 2024. We have received payments of $13.2 million during the nine months ended September 30, 2024.

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

As of September 30, 2024, we have recognized $24.1 million of the estimated $21.0 million to $32.0 million of pre-tax restructuring and exit-related charges. $1.0 million of the estimated $2.0 million to $3.0 million represented cash expenditures for the payment of severance and related benefit costs and $2.9 million of the estimated $3.0 million to $4.0 million represented cash expenditures for the payment of retention bonuses to certain employees that are assisting with the Restructuring. In addition, $1.2 million of the estimated $2.0 million to $5.0 million represented cash expenditures for other restructuring costs, and $19.0 million of the estimated $14.0 million to $20.0 million represented non-cash pre-tax impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles and the release of certain restructuring accruals. A majority of the non-cash charges was incurred in the fourth quarter of 2023, while the majority of the cash expenditures charges were incurred in the first quarter of 2024, with management considering the Restructuring as substantially complete. Management continues to actively market the mapping and ablation businesses for potential sale. Additionally as of September 30, 2024, we recognized an additional $2.5 million in restructuring expense related to other restructuring costs due to the Settlement Agreement with the BIO Parties, which terminated the Relevant Agreements (except for certain surviving obligations specified therein), settled the Arbitration relating to the Relevant Agreements and released and discharged each parties of all claims against the other, including any claims that were or could have been asserted in the Arbitration. Furthermore, we increased the valuation allowance against the assets held for sale, which resulted in an additional loss of $1.7 million to account for an estimated contingent payment upon a Qualified Sale pursuant to the Settlement Agreement. (See Footnote 11, Commitments and Contingencies for further information.)

For the nine months ended September 30, 2024 and 2023, we generated revenue of $13.0 million and $4.8 million, respectively. Since our inception, we have generated significant losses. Net loss from continuing operations was $3.2 million and $9.9 million for the nine months ended September 30, 2024 and 2023, respectively. Discontinued operations generated net loss of $4.9 million and $38.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $608.1 million and $600.0 million, respectively, and working capital of $12.5 million and $27.3 million, respectively.
Delisting from Nasdaq

As previously disclosed, Nasdaq suspended trading in our common stock on May 9, 2024, due to noncompliance with Nasdaq
Listing Rule 5550(a)(2) and 5550(b). On May 15, 2024, Nasdaq announced that it would formally delist our common stock that was previously suspended. On May 16, 2024, Nasdaq filed a Form 25 Notification of Delisting with the SEC to complete the delisting and remove such securities from registration under Section 12(b) of the Exchange Act, and such delisting took effect on May 26, 2024. The deregistration of our common stock under Section12(b) of the Exchange Act was effective 90 days after the Form 25 filing.

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
For the nine months ended September 30, 2024 and 2023, revenue from continuing operations were all U.S.-based.
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
Selling, General and Administrative Expenses
SG&A expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and additionally, prior to the Restructuring, salaries and employee-related costs for personnel in sales, marketing, and other administrative functions
To align resources with our current strategic direction, we implemented an organizational workforce reduction and additional cost reduction measures. Due to the strategic realignment, which is substantially complete, we continue to expect our SG&A expenses to decrease in absolute dollars in the upcoming years.
Restructuring Expenses
In 2023, we undertook a strategic realignment of resources and corporate restructuring (i.e., the Restructuring), including an organizational workforce reduction and additional cost reduction measures. Our restructuring and exit-related charges consist of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that are assisting with the Restructuring, other restructuring costs and impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. Refer to Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring and Note 18, Subsequent Events, for additional details.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration relates to our June 2019 acquisition of Rhythm Xience. The acquisition included potential earn-out considerations based on the achievement of certain regulatory and revenue milestones. The value of such contingencies is estimated and recorded on the condensed consolidated balance sheets and are adjusted to fair value each period with increases and decreases in the estimated fair value of the contingent consideration earn-out recognized in the condensed consolidated statements of operations and comprehensive income (loss). The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, no contingent consideration liability was recorded at fair value on the condensed consolidated balance sheet as of September 30, 2024.

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

Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of the Products, ranging from 100% in the first year to 50% in the fourth year. For the nine months ended September 30, 2024, we recognized an estimated gain (earned sales less transactions costs) of $8.1 million related to the Net Sales Earnouts, and, for the full year 2023 we recognized an estimated gain of $9.1 million. Refer to Note 4 - Sale of Business for more information.
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
Interest Expense
Interest expense for the nine months ended September 30, 2024 primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 9 - Debt for more information.
Other Revenue
Other revenue for the nine months ended September 30, 2024 primarily relates to sublease income. Refer to Note 10 - Operating Leases for more information.

Results of Operations for the Three Months Ended September 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
	(unaudited)
Revenue(1)	$5,266	$2,060	$3,206	156%
Costs of products sold(2)	4,894	3,150	1,744	55%
Gross profit (loss)	372	(1,090)	1,462	(134)%

Operating expenses (income):
Research and development(2)	—	896	(896)	(100)%
Selling, general and administrative(2)	2,318	2,354	(36)	(2)%
Gain on sale of business	(2,435)	(2,648)	213	(8)%
Total operating expenses	(117)	602	(719)	(119)%
Loss from operations	489	(1,692)	2,181	(129)%

Other income (expense):
Change in fair value of warrant liability	(174)	636	(810)	(127)%
Interest income	153	547	(394)	(72)%
Interest expense	(1,395)	(1,409)	14	(1)%
Other revenue	111	—	111	100
Total other expense, net	(1,305)	(226)	(1,079)	477%
Loss from continuing operations before income taxes	(816)	(1,918)	1,102	(57)%
Income tax expense	—	—	—	*
Net loss from continuing operations	(816)	(1,918)	1,102	(57)%
Discontinued operations:
Loss from discontinued operations before income taxes	(4,791)	(11,244)	6,453	(57)%
Income tax expense - discontinued operations	—	75	(75)	(100)%
Net loss from discontinued operations	(4,791)	(11,319)	6,528	(58)%
Net loss	$(5,607)	$(13,237)	$7,630	(58)%

Other comprehensive income (loss)
Unrealized loss on marketable securities	—	4	(4)	(100)%
Foreign currency translation adjustment	(15)	(66)	51	(77)%
Comprehensive loss	$(5,622)	$(13,299)	$7,677	(58)%
* - Not meaningful

(1) The following table sets forth our revenue from continuing operations for disposables and service/other for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Disposables	$5,266	$1,862
Service/Other	—	198
Total revenue	$5,266	$2,060

Revenue from continuing operations is all based in the United States for the three months ended September 30, 2024 and 2023, respectively.
(2)The following table sets forth the stock-based compensation expense included in our results of continuing operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Cost of products sold	$21	$—
Research and development	—	11
Selling, general and administrative	107	241
Total stock-based compensation	$128	$252
For more information regarding our discontinued operations, please see the section titled "Discontinued Operations" below.
Revenue of Continuing Operations
Revenue was $5.3 million for the three months ended September 30, 2024, compared to $2.1 million for the three months ended September 30, 2023. This increase of $3.2 million, or 156%, was primarily attributable to an increase in the volume of left-heart access Product sales through our partner Medtronic.
Costs and Operating Expenses of Continuing Operations
Cost of Products Sold
Cost of products sold was $4.9 million for the three months ended September 30, 2024, compared to $3.1 million for the three months ended September 30, 2023. This increase of $1.7 million, or 55%, was primarily attributable to increased sales volumes, offset by improvements in manufacturing efficiencies. Gross margin was 7% for the three months ended September 30, 2024, compared to negative 53% for the three months ended September 30, 2023, with the improvement in margin from the gained manufacturing efficiencies.
Research and Development Expenses
Research and development expenses were $0.0 million for the three months ended September 30, 2024, compared to $0.9 million for the three months ended September 30, 2023. This decrease of $0.9 million, or 100%, was attributable to the Restructuring as we discontinued research and development to focus on solely manufacturing and distributing the Products under our Distribution Agreement with Medtronic.
Selling, General and Administrative Expenses
SG&A expenses were $2.3 million for the three months ended September 30, 2024, as compared to $2.4 million for the three months ended September 30, 2023. This decrease of $0.1 million, or 2%, was primarily attributable to a decrease in compensation and related costs resulting from previous reductions in work force and a decrease in insurance premiums.

Gain on Sale of Business
During the three months ended September 30, 2024, the Company recognized an estimated gain on sale of $2.4 million related to Medtronic's left-heart access Net Sales Earnouts, compared to a $2.6 million gain on sale that was recognized during the three months ended September 30, 2023. The decrease in gain on sale of $0.2 million was attributable to the true-up of the previous quarter's Net Sales Earnout. When excluding the true-up from the previous quarter, gain on sale of business for the current quarter would have been the same as the prior year.
Other Expense (Income) of Continuing Operations
Change in Fair Value of Warrant Liability
For the three months ended September 30, 2024 the change in the fair value of warrant liability decreased by $0.8 million, compared to the three months ended September 30, 2023. The change in fair value of the warrants is primarily due to a decrease of the Company's share price as of September 30, 2024.
Interest Income and Interest Expense, Net
Our interest income and interest expense are a direct reflection of amounts we hold for investment and amounts we owe to debtholders, respectively, both of which change according to our cash requirements. Additionally, as both our holdings and our debt bear interest at variable market rates, both are subject to market factors outside our immediate control. During the three months ended September 30, 2024, interest income decreased by $0.4 million, compared to the three months ended September 30, 2023, resulting from decreased cash and marketable securities balances. During the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, interest expense was flat.
Other Revenue
Other revenue was $0.1 million for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. This increase of $0.1 million is attributable to the sublease rent received from the two subleases that were in effect in the second quarter of 2024. There were no subleases in 2023.
Discontinued Operations

Net Loss on Discontinued Operations

Net loss on discontinued operations was $4.8 million for the three months ended September 30, 2024, compared to net loss of $11.3 million for the three months ended September 30, 2023. This change of $6.5 million was attributable to the Restructuring in which we halted all activities related to the mapping and ablation businesses in 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
	(unaudited)
Revenue(1)	$13,027	$4,816	$8,211	170%
Costs of products sold(2)	13,019	7,835	5,184	66%
Gross profit (loss)	8	(3,019)	3,027	(100)%

Operating expenses (income):
Research and development(2)	—	2,752	(2,752)	(100)%
Selling, general and administrative(2)	7,880	9,502	(1,622)	(17)%
Change in fair value of contingent consideration	—	123	(123)	(100)%
Gain on sale of business	(8,096)	(5,927)	(2,169)	37%
Total operating expenses	(216)	6,450	(6,666)	(103)%
Loss from operations	224	(9,469)	9,693	(102)%

Other income (expense):
Change in fair value of warrant liability	107	1,478	(1,371)	(93)%
Interest income	641	2,223	(1,582)	(71)%
Interest expense	(4,384)	(4,110)	(274)	7%
Other revenue	187	—	187	100
Total other expense, net	(3,449)	(409)	(3,040)	743%
Loss from continuing operations before income taxes	(3,225)	(9,878)	6,653	(67)%
Income tax expense	—	—	—	*
Net loss from continuing operations	(3,225)	(9,878)	6,653	(67)%
Discontinued operations:
Loss from discontinued operations before income taxes	(4,906)	(37,945)	33,039	(87)%
Income tax expense - discontinued operations	10	75	(65)	(87)%
Net loss from discontinued operations	(4,916)	(38,020)	33,104	(87)%
Net loss	$(8,141)	$(47,898)	$39,757	(83)%

Other comprehensive income (loss)
Unrealized gain on marketable securities	—	7	(7)	(100)%
Foreign currency translation adjustment	(15)	(91)	76	(84)%
Comprehensive loss	$(8,156)	$(47,982)	$39,826	(83)%
* - Not meaningful

(1)The following table sets forth our revenue from continuing operations for disposables and service/other for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Disposables	$12,499	$4,106
Service/Other	528	710
Total revenue	$13,027	$4,816

Revenue from continuing operations is entirely U.S.-based for the nine months ended September 30, 2024 and 2023.
(2)The following table sets forth the stock-based compensation expense included in our results of continuing operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Cost of products sold	$53	$—
Research and development	—	36
Selling, general and administrative	406	1,236
Total stock-based compensation	$459	$1,272
For more information regarding our discontinued operations, please see the section titled "Discontinued Operations" below.
Revenue of Continuing Operations
Revenue was $13.0 million for the nine months ended September 30, 2024, compared to $4.8 million for the nine months ended September 30, 2023. This increase of $8.2 million, or 170%, was attributable to an increase in volume of left-heart access Product sales through our partner Medtronic.
Costs and Operating Expenses of Continuing Operations
Cost of Products Sold
Cost of products sold was $13.0 million for the nine months ended September 30, 2024, compared to $7.8 million for the nine months ended September 30, 2023. This increase of $5.2 million, or 66%, was primarily attributable to increased sales volumes, offset by improvements in manufacturing efficiencies. Gross margin was 0% for the nine months ended September 30, 2024, compared to negative 63% for the nine months ended September 30, 2023, with the improvement in margin from the gained manufacturing efficiencies.
Research and Development Expenses
Research and development expenses were $0.0 million for the nine months ended September 30, 2024, compared to $2.8 million for the nine months ended September 30, 2023. This decrease of $2.8 million, or 100%, was attributable to the Restructuring as we discontinued research and development to focus on solely manufacturing and distributing the Products under our Distribution Agreement with Medtronic.
Selling, General and Administrative Expenses
SG&A expenses were $7.9 million for the nine months ended September 30, 2024, as compared to $9.5 million for the nine months ended September 30, 2023. This decrease of $1.6 million, or 17%, was primarily attributable to a decrease in compensation and related costs resulting from previous reductions in work force and a decrease in insurance premiums.
Change in Fair Value of Contingent Consideration
For the nine months ended September 30, 2024 and 2023, we recorded $0.0 million activity and an increase of $0.1 million, respectively, for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earn-out period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, there is no activity related to it in 2024. The change in fair value recorded in the prior year period included an adjustment in 2023 to align the earn-out liability to the final consideration owed.
Gain on Sale of Business
During the nine months ended September 30, 2024, the Company recognized an estimated gain on sale of $8.1 million related to Medtronic's left-heart access Net Sales Earnouts, compared to a $5.9 million gain on sale that was recognized during the nine months ended September 30, 2023. The increase in gain on sale of $2.2 million is directly attributable to the increase in volume of Product sales through our partner Medtronic.
Other Expense (Income) of Continuing Operations
Change in Fair Value of Warrant Liability
For the nine months ended September 30, 2024 the fair value of warrant liability decreased by $0.1 million, compared to the nine month ended September 30, 2023. The fair value of the warrants (as calculated by the Black-Scholes option pricing model) had been declining due to the decrease in our stock price, and as such, a favorable change in the fair value of the warrant liability was recorded during the nine months ended September 30, 2023. The fair value of the warrants increased during the nine months ended September 30, 2024 primarily due to using 200% volatility (pursuant to the Warrant Amendment) in the Black-Scholes option pricing model, offset by a further decline in our stock price, resulting in an unfavorable change in fair value recorded during the nine months ended September 30, 2024. See Note 12, Warrants for further information.
Interest Income and Interest Expense, Net
Our interest income and interest expense are a direct reflection of amounts we hold for investment and amounts we owe to debtholders, respectively, both of which change according to our cash requirements. Additionally, as both our holdings and our debt bear interest at variable market rates, both are subject to market factors outside our immediate control. During the nine months ended September 30, 2024, interest income decreased by $1.6 million, compared to the nine months ended September 30, 2023, resulting from decreased cash and marketable securities balances. During the nine months ended September 30, 2024, the $0.3 million increase in interest expense, compared to the nine months ended September 30, 2023, was primarily the result of higher interest rates charged on our debt.
Other Revenue
Other revenue was $0.2 million for the nine months ended September 30, 2024, compared to $0.0 million for the nine months ended September 30, 2023. This increase of $0.2 million is attributable to the sublease rent received from the two subleases that were in effect in the second quarter of 2024. There were no subleases in 2023.
Discontinued Operations

Net Loss on Discontinued Operations

Net loss on discontinued operations was $4.9 million for the nine months ended September 30, 2024, compared to net loss of $38.0 million for the nine months ended September 30, 2023. This change of $33.1 million was primarily attributable to the Restructuring in which we halted all activities related to the mapping and ablation businesses in 2023 and the credit to stock-based compensation of $1.7 million recorded in the first quarter of 2024 due to forfeitures and RSU vesting modifications resulting from employee terminations pursuant to the Restructuring.
Liquidity, Capital Resources, and Going Concern
We have limited revenue and have incurred significant operating losses and negative cash flows from operations since our inception, and, if we are unable to realize the expected benefits of the Restructuring, we anticipate that we will incur losses for at least the next several years. As of September 30, 2024, and December 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $12.6 million and $29.4 million, respectively. For the nine months ended September 30, 2024 and 2023, net losses from continuing operations were $3.2 million and $9.9 million, respectively, and net cash used in operating activities from continuing operations were $15.9 million and $5.8 million, respectively. For the nine months ended September 30, 2024 and 2023, discontinued operations generated net loss of $4.9 million and net loss of $38.0 million, respectively, and net cash used in operating activities from discontinued operations was $11.7 million and $39.4 million, respectively. As of September 30, 2024, and December 31, 2023, we had an accumulated deficit of $608.1 million and $600.0 million, respectively, and working capital of $12.5 million and $27.3 million, respectively.
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

On June 30, 2022, Medtronic paid us $20.0 million at the First Closing of the sale of our left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure our indemnification obligations under the Asset Purchase Agreement and then subsequently released after the termination of the escrow account pursuant to the terms of the Asset Purchase Agreement.. We achieved a $20.0 million OEM Earnout as set forth in the Asset Purchase Agreement on October 31, 2022, which was paid to us in the fourth quarter of 2022. Additionally, we achieved a $17.0 million Transfer Earnout as set forth under the Asset Purchase Agreement on December 21, 2022 in which payment was received in January 2023. We received Net Sales Earnout payments of $13.2 million during the nine months ended September 30, 2024. As part of the Restructuring, we focus exclusively on the manufacturing and distribution of the left-heart access Products and other associated services to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments.

Since inception, we have recorded no impairments to or write-offs of our accounts receivable. Accounts receivable for the nine months ended September 30, 2024 and 2023 consists of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$5,492	$1,993
Earnouts receivable from Medtronic	4,478	9,360
Total accounts receivable	$9,970	$11,353
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

Historically, our primary uses of capital were investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In the past, we have acquired and invested in additional businesses, products or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. For example, in June 2019, we acquired Rhythm Xience a company specializing in the design and manufacture of transseptal crossing and steerable introducer systems, for $3.0 million in cash. The former owners of Rhythm Xience were also issued

119,993 shares of our Series D convertible preferred stock in February 2020 and paid a total of $8.7 million in earnout consideration based on the achievement of certain regulatory and revenue milestones through the earnout period which ended June 2023. In addition, pursuant to a license agreement with Biotronik, we paid Biotronik a total of $10.0 million inclusive of an upfront fee at the time the agreement was signed and a technology transfer fee. In February 2020, Biotronik was issued $5.0 million in shares of our Series D convertible preferred stock. Additionally, the Biotronik Parties were paid $2.0 million in contingent consideration based on the achievement of various regulatory and sales-related milestones, as well as unit-based royalties on any sales of Force Sensing Catheters. As a result of our Restructuring and ensuing Arbitration with the Biotronik Parties, we entered into a Settlement Agreement terminating the Relevant Agreements (except for certain surviving obligations specified therein), settling the Arbitration relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the Arbitration and recorded an additional $2.5 million in restructuring expense, which we accrued as of September 30, 2024.

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

On November 13, 2024, we entered into Amendment No. 4 to the 2022 Credit Agreement. Pursuant to Amendment No. 4, the Credit Agreement was amended to (i) adjust the amortization schedule of the Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September 30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5.0% to 6.0% of the principal amount of the loans prepaid or repaid. Except as amended by Amendment No. 4, the remaining terms of the Credit Agreement remain in full force and effect.
Cash Flows from Continuing Operations
The following table shows a summary of our cash flows from continuing operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Net cash used in operating activities - continuing operations	(15,910)	(5,753)
Net cash provided by investing activities - continuing operations	16,337	47,542
Net cash provided by (used in) financing activities - continuing operations	(2,625)	(1,929)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(294)
Net change in cash, cash equivalents and restricted cash	(13,605)	(233)
Operating Activities from Continuing Operations
During the nine months ended September 30, 2024, operating activities from continuing operations used $15.9 million of cash, an increase of $10.2 million from the nine months ended September 30, 2023. This increase was attributable to unfavorable changes in operating assets and liabilities of $16.4 million and unfavorable changes in non-cash items and reclasses of $0.4 million, offset by a decrease in net losses of $6.7 million. The change in operating assets and liabilities is due to a $24.7 million unfavorable change in assets, primarily due to the $11.5 million decrease in inventory, the $6.7 million decrease in accounts receivable, the $4.7 million decrease in ERC receivable, which had been fully collected in September 2023, and the $1.7 million decrease of prepaid assets, offset by a favorable change of $8.3 million in liabilities, primarily due to $2.0 million related to accounts payables and $6.6 million related to accrued liabilities, of which $2.5 million pertains to the Biotronik settlement.The changes in non-cash items and reclasses compared to the prior period were primarily due to the change in gain on sale of business of $2.2 million and decrease of accretion of discounts on marketable securities of $1.3 million, offset by reduced stock-based compensation expense of $0.8 million during the nine months ended September 30, 2023.
Investing Activities from Continuing Operations
During the nine months ended September 30, 2024, investing activities from continuing operations provided $16.3 million of cash, a decrease of $31.2 million from the nine months ended September 30, 2023. This decrease was attributable to a decrease in net proceeds from the Medtronic left-heart access portfolio sale of $3.8 million compared to the prior period (with receipt of Product Net Sales Earnout payment of $13.2 million in the current period versus receipt of $17.0 million OEM milestone payment in the prior period) and a decrease in maturities of marketable securities of $67.5 million compared to the prior period. This decrease was offset by the change in the purchases of marketable securities of $38.5 million compared to the prior period, an increase in the sale of marketable securities of $0.5 million compared to the prior period and a decrease in purchase of property and equipment of $1.0 million compared to the prior period.
Financing Activities from Continuing Operations
During the nine months ended September 30, 2024, financing activities from continuing operations used $2.6 million compared to a de minimus amount provided from the nine months ended September 30, 2023. This increase in cash used was attributable to the first debt principal payment of $2.5 million with associated fees under the Company's 2022 Credit Agreement, that was paid in June 2024.
Cash Flows from Discontinued Operations
The following table shows a summary of our cash flows from discontinued operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Net cash used in operating activities - discontinued operations	(11,692)	(39,352)
Net cash provided by investing activities - discontinued operations	339	(207)
Net cash used in financing activities - discontinued operations	(41)	(240)
Operating Activities from Discontinued Operations
During the nine months ended September 30, 2024, operating activities from discontinued operations used $11.7 million of cash, a decrease of $27.7 million from the nine months ended September 30, 2023. This decrease was primarily attributable to the favorable change in net loss of $33.1 million due to the wind-down of the mapping and ablation business, offset primarily by the decrease in accounts payable due to the payments made to discontinued vendors of $7.3 million.
Investing Activities from Discontinued Operations
During the nine months ended September 30, 2024, investing activities from discontinued operations provided $0.3 million of cash, an increase of $0.5 million from the nine months ended September 30, 2023. This increase was attributable to the sale of R&D equipment and no purchases of fixed assets due to the Restructuring in the current period, whereas cash was used to purchase equipment in the prior year period.
Financing Activities from Discontinued Operations
During the nine months ended September 30, 2024, financing activities from discontinued operations used less than $0.1 million of cash, a decrease of $0.2 million from the nine months ended September 30, 2023. This decrease is primarily attributable to repurchasing less shares of common stock to cover taxes on vested awards in the current period.
Contractual Obligations and Commitments
Rhythm Xience
The agreement to acquire Rhythm Xience required us to pay the former owners of Rhythm Xience up to $17.0 million in earn-out consideration based on the achievement of certain regulatory and revenue milestones. In February 2020, we issued to the former owners of Rhythm Xience 119,993 shares of our Series D convertible preferred stock valued at $2.2 million and paid them $2.5 million in the first quarter of 2020, an additional $3.4 million and $1.3 million in 2021 and 2022, respectively, in connection with the regulatory and revenue milestones earned to date. No payments were made to Rhythm Xience during the nine months ended September 30, 2023 and the Rhythm Xience earnout period ended June 2023. Final payment made in July 2023 under the agreement totaled $1.9 million.
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

On October 15, 2024, we and the Biotronik Parties entered into a Settlement Agreement terminating the Relevant Agreements, including the license agreement (except for certain surviving obligations specified therein), settling the Arbitration relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the Arbitration.

Pursuant to the Settlement Agreement, we must pay to Biotronik (i) an initial settlement payment of approximately $2.5 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreement), (A) initial amounts of $8 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received. At September 30, 2024, we recorded $2.5M in discontinued operations restructure liability related to the Biotronik settlement.
Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.
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
During the nine months ended September 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.
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
With respect to the quarter ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2024, the Biotronik Parties filed the Demand against Acutus with the American Arbitration Association (who notified us of the Demand on February 29, 2024), alleging that we breached our contractual obligations under five agreements (i.e., the Relevant Agreements) relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. The Biotronik Parties allege that we breached, among other things, our obligations (i) to develop, manufacture, use and commercialize certain product lines under the LDA and the MSA; (ii) to distribute Biotronik products and manufacture and supply Acutus products under the Bi-Lateral Distribution Agreements, as applicable; and (iii) to use commercially reasonable efforts to perform and complete our responsibilities under the F&DA. The claim seeks, among other relief, $38.0 million in damages, attorney’s fees, other expenses and costs.

On October 15, 2024, we and the Biotronik Parties entered into a Settlement Agreement terminating the Relevant Agreements (except for certain surviving obligations specified therein), settling the Arbitration relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the Arbitration.

Pursuant to the Settlement Agreement, we must pay to Biotronik (i) an initial settlement payment of approximately $2.5 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreements), (A) initial amounts of $8 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39430	3.1	August 10, 2020
3.2	Amended and Restated Bylaws	8-K	001-39430	3.2	August 10, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Company.	8-K	001-39430	3.1	August 23, 2021
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Acutus Medical, Inc. (Registrant)

Date: November 14, 2024	By:	/s/ Takeo Mukai
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
November 14, 2024

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
I, Takeo Mukai, Chief Executive Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 filed with the Securities and Exchange Commission (the "Report"):
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai Chief Executive Officer (Principal Executive Officer)
November 14, 2024

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
November 14, 2024

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
I, Takeo Mukai, Chief Financial Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 filed with the Securities and Exchange Commission (the "Report"):
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai Chief Financial Officer (Principal Financial Officer)
November 14, 2024