Form 10-K
period 2024-12-31
Acutus Medical, Inc.
filed 2025-03-24
CIK 1522860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
__________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(b) of the Act: None1

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of $0.036 per share of the Registrant’s common stock on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by the OTC Pink Market on such date, was approximately $1.1 million . For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On March 17, 2025, there were 29,912,305 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:     KPMG LLP         Auditor Location:     San Diego, California          Auditor Firm ID: 185

1 On May 16, 2024, the Nasdaq Stock Market LLC filed a Form 25 to delist our common stock and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and such delisting took effect on May 26, 2024. The deregistration of our common stock under Section 12(b) of the Exchange Act was effective 90 days after the Form 25 filing. Our common stock currently trades on the OTC Pink Market under the symbol “AFIB."

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future business plans and operations, financial condition and prospects, operating results, revenue, earnings, liquidity, estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, cost management program, expectations regarding our recent acquisitions or dispositions, expectations surrounding our Restructuring and recent Operational Downsizing (each as defined below), our manufacturing capabilities and strategies, our continued relationship with Medtronic, Inc. (“Medtronic”), and the reasonableness of the carrying value related to specific financial assets and liabilities.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, but are not limited to, the following:
◦We are dependent on Medtronic for all of our revenue, with no sales or marketing capabilities of our own, and following the completion of the Operational Downsizing and occurrence of the Second Closing, we will have no manufacturing capabilities of our own, and our business will rely solely on our ability to capture the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027.

◦There are continued risks associated with the Restructuring and Operational Downsizing, including our ability to manage the transition costs to realize the anticipated benefits.
◦Our ability to continue to have the liquidity necessary to service our debt and meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations or obtain other financing.
◦Our board of directors may decide to pursue a liquidation and dissolution of our business prior to or following the conclusion of the Net Sales Earnout period. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, including under our 2022 Credit Agreement (as defined below).
◦Defects or failures associated with the Products we have manufactured for Medtronic under the Distribution Agreement may have a material adverse effect on our business, financial condition, cash flows and results of operations.
◦If we are unable to comply with our remaining obligations to Medtronic, it could have a material adverse effect on our business, results of operation, cash flows, and financial position.
◦If we underestimate Medtronic demand for the Products, or if the Second Closing does not occur or does not occur on the timeline we anticipate, we may encounter substantial difficulties managing the ramp up of our operations given our Operational Downsizing. If we are unable to meet Medtronic demand, we may be in violation of our obligations under the Distribution Agreement and Asset Purchase Agreement and lose the earnouts we are eligible for under these agreements.

◦Our common stock has been delisted from The Nasdaq Stock Market LLC ("Nasdaq"), and we have undertaken actions to effect a "going dark" transaction, including the deregistration of our common stock with the U.S. Securities and Exchange Commission ("SEC"), including the suspension of our reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Our common stock has been delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be negatively impacted.

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
In April 2022, we announced that we agreed to sell our left-heart access product portfolio to Medtronic pursuant to an Asset Purchase Agreement with Medtronic (the "Asset Purchase Agreement") and refinance existing debt with a new longer-term credit facility to recapitalize our business and fund our strategic growth priorities. Pursuant to the sale transaction, Medtronic paid upfront cash consideration of $50.0 million (of which $4.0 million was paid into an indemnity escrow account for a period of 18 months), and we became eligible for contingent cash consideration of up to $37.0 million (of which we earned $20.0 million on October 31, 2022 and $17.0 million on December 31, 2022) plus a portion of Medtronic’s future net sales of the left-heart access product portfolio. In conjunction with the sale of our left-heart access product portfolio, we executed a distribution agreement with Medtronic (the “Distribution Agreement”), pursuant to which we agreed to manufacture and supply these left-heart access products to Medtronic as exclusive distributor of the product line for an initial term of up to four years at specified transfer prices. We will also continue to be eligible for earnout payments on Medtronic’s net sales of the left-heart access product portfolio through 2027.
In November 2023, we announced, following an extensive strategic review by our board of directors, and in light of the current financing environment and the capital investments required to achieve leadership in the electrophysiology market, that we had determined to reallocate capital from our mapping and ablation business to the manufacturing of left-heart access products for Medtronic under the Distribution Agreement, which we believe will maximize the potential for future contingent cash consideration and cash flow. As part of this restructuring (the "Strategic Restructuring"), we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath, or associated accessories, though we continue to explore strategic alternatives for these businesses (including a potential sale of related assets).
As a result of this restructuring, we have relied solely on our strategic partnership with Medtronic to generate revenue through (i) the manufacture of the left-heart access product portfolio for Medtronic at transfer prices specified under our Distribution Agreement and (ii) potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users.

In November 2024, our board of directors approved a realignment of resources and operational downsizing of the company to reduce the size of our organization while complying with our remaining obligations to Medtronic for the production of left-heart access products under the Distribution Agreement and Asset Purchase Agreement (the “Operational Downsizing”). As a result of the Operational Downsizing, we have reduced operations to a scale designed solely to support the manufacturing and distribution of Medtronic’s left-heart access products under the Distribution Agreement through the transition of the production of these products to Medtronic pursuant to the terms of the Asset Purchase Agreement and the Distribution Agreement, which would occur at a Second Closing under the Asset Purchase Agreement as described under “—Left-Heart Access Portfolio Sale and Distribution Agreement” below. As part of the Operational Downsizing, we announced a reduction in workforce of approximately 61 employees, representing approximately 70% of our employees. Upon the occurrence of the Second Closing, we anticipate that our sole source of revenue would be potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users pursuant to the Asset Purchase Agreement, and to further wind down operations to minimize costs while continuing to capture the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027.

In January 2025, our board determined to effect the deregistration of our common stock with the SEC, including the suspension of our reporting obligations under the Exchange Act. We filed a Form 15 with the SEC to voluntarily effect such deregistration. The filing of the Form 15 immediately suspended our reporting obligations under Section 13(a) of the Exchange Act, subject only to our obligation to file a Form 10-K for our fiscal year ended December 31, 2024. We expect the deregistration to become effective 90 days after filing the Form 15 with the SEC.

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
The quarterly measurement period for the Net Sales Earnouts began on January 30, 2023, and such earnout payments began in January 2024 and will continue quarterly each quarter thereafter until 2027. In 2024, we earned $11.1 million related to Net Sales Earnouts and received $18.7 million in related payments. In 2023, we earned $9.4 million related to the Net Sales Earnouts, with $7.3 million paid in January 2024.
Strategic Realignment and Restructuring
In November 2023, our board of directors approved the Strategic Restructuring. We implemented a shift in our business model to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio under the Distribution Agreement, including to earn potential Net Sales Earnouts. As part of the Restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath or associated accessories and are exploring strategic alternatives for these businesses (including a potential sale of related assets). In addition, we reduced our workforce by approximately 160 employees, representing approximately 65% of our employees at the time. The restructuring was substantially completed in the first quarter of 2024.
As of December 31, 2024, we have recognized $26.8 million of the estimated $21.0 million to $32.0 million of pre-tax restructuring and exit-related charges, of which $1.0 million of the estimated $2.0 million to $3.0 million represented cash expenditures for the payment of severance and related benefit costs, $2.9 million of the estimated

$3.0 million to $4.0 million represented cash expenditures for the payment of retention bonuses to certain employees that are assisting with the Restructuring, less than $3.7 million of the estimated $2.0 million to $5.0 million represented cash expenditures for other restructuring costs, and $19.2 million of the estimated $14.0 million to $20.0 million represented non-cash pre-tax impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. A majority of the non-cash charges were incurred in the fourth quarter of 2023, while the majority of the cash expenditures charges were incurred in the first quarter of 2024.
Operational Downsizing
In November 2024, our board of directors approved the Operational Downsizing, in which we are reducing the size of our organization while complying with our remaining obligations to Medtronic for the production of left-heart access products. As part of the Operational Downsizing, we announced a reduction in our current workforce of approximately 61 employees, representing approximately 70% of the Company’s employees, that is expected to be completed by the first quarter of 2025. In compliance with the Worker Adjustment and Retraining Notification Act, we provided pre-termination notices to affected employees and government authorities where required. We entered into retention arrangements with certain employees who are expected to remain with us to assist with the downsizing and operation of our left-heart access manufacturing and distribution business.

We estimate we will incur approximately $1.4 million to $1.8 million of pre-tax downsizing and exit-related charges, of which approximately $0.3 million represents future cash expenditures for the payment of monetary consideration and related benefit costs, approximately $1.2 million represents future cash expenditures for the payment of retention bonuses to certain employees that will assist with the Operational Downsizing, and potentially up to $0.3 million estimated as future cash expenditures for contract closing costs. We expect that a majority of the future cash expenditures charges will be incurred in the first quarter of 2025, and that the Operational Downsizing will be substantially complete in the first quarter of 2025.

As of December 31, 2024, we have recognized $1.4 million of the pre-tax downsizing and exit-related charges.
Amendment to Debt Documents

On January 21, 2025, we and Deerfield Partners, L.P. and Deerfield Private Design Fund III, L.P. (collectively, the “Deerfield Funds”) entered into Amendment No. 5 (“Amendment No. 5”) to the Amended and Restated Credit Agreement, dated as of June 30, 2022 (as amended, restated, supplemented or otherwise modified from time to time, the “2022 Credit Agreement”), among us, the Deerfield Funds and Wilmington Trust, National Association, as Administrative Agent.

Pursuant to Amendment No. 5, the 2022 Credit Agreement was amended to allow us to effect the deregistration of our common stock with the SEC, including the termination of our periodic reporting obligations under the Exchange Act (the “Deregistration”) and, among other things: (i) provided that the Deerfield Funds would receive a consent fee in the form of a contingent value right payable upon certain triggering events in an amount equal to the lesser of $300,000 or 5.0% of the aggregate amount of total value that would otherwise be available to our equityholders (the “Consent Fee”); (ii) modified the financial reporting requirements under the 2022 Credit Agreement, including requiring delivery of cash flow forecasts to the Deerfield Funds; (iii) required the appointment of a Chief Restructuring Officer; and (iv) modified the negative covenants to limit our business activities and required us to maintain minimum liquidity of $5 million. The effectiveness of Amendment No. 5 was conditioned upon the occurrence of the Deregistration on or prior to January 31, 2025 (or such other date as agreed to by the Deerfield Funds in their sole discretion).

In connection with entry into Amendment No. 5 and the Deregistration, we also entered into certain other agreements, including: (i) a contingent value rights agreement to provide for payment of the Consent Fee by us to the Deerfield Funds (the “Contingent Value Rights Agreement”); (ii) a warrant termination agreement to terminate (a) warrants to purchase 224,118 shares of our common stock pursuant to that certain Warrant to Purchase Shares of Common Stock of the Company dated as of June 7, 2018 (the “2018 Warrants”), (b) warrants to purchase 209,996 shares of our common stock pursuant to that certain Warrant dated as of May 20, 2019 (the “2019 Warrants”) and (c) warrants to purchase 3,779,018 shares of our common stock pursuant to that certain Warrant to Purchase Shares of Common Stock of the Company dated June 30, 2022 (the “2022 Warrants”) for a fee equal to $250,000 in the aggregate paid by us to the Deerfield Funds (the “Warrant Termination Agreement”) and (iii) a registration rights termination agreement to terminate the registration rights agreement, dated June 30, 2022, among us and the Deerfield Funds and withdraw the registration statement on Form S-3 filed with the SEC (File No. 333-266804) in connection with the sale from time to time of our securities held by the Deerfield Funds and terminate the offer and/or sale of securities under such registration statement (the “Registration Rights Termination Agreement”).

Deregistration and “Going Dark”

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
In January 2025, our board determined to effect the deregistration of our common stock with the SEC, including the suspension of our reporting obligations under the Exchange Act (the “Deregistration”). We filed a Form 15 with the SEC to voluntarily effect the Deregistration. The filing of the Form 15 immediately suspended our reporting obligations under Section 13(a) of the Exchange Act, subject only to our obligation to file a Form 10-K for our fiscal year ended December 31, 2024. We expect the Deregistration to become effective 90 days after filing the Form 15 with the SEC.

Our board of directors has determined that “going dark” is in the best interests of our company and our stockholders as a result of the substantial cost savings from the elimination of accounting and other expenses relating to maintaining our status as a public reporting company. In coming to this decision, our board of directors, among other factors, considered the advantages and disadvantages of being an Exchange Act reporting company, the number of stockholders and the relatively low level of trading in our common stock.

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
As part of the Strategic Restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath or associated accessories.
Current Products
Following the Strategic Restructuring and the shift in our business model to solely supporting the manufacturing and distribution of the Products to Medtronic, we manufacture transseptal crossing devices and associated accessories, such as integrated transseptal dilators and needles, fixed-curve or steerable introducers, and steerable sheaths (i.e., the Products). These Products are used to access the left side, or left atrium, of the cardiac anatomy and are used in a range of medical applications, including in electrophysiology and structural heart procedures. The technology supports physicians during a critical component of an ablation or structural heart procedure.
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
Our Strategy
Following the Operational Downsizing, our strategy is to reduce our operations to a scale designed solely to support the manufacturing and distribution of Medtronic’s left-heart access products under the Distribution Agreement through the transition of the production of these products to Medtronic pursuant to the terms of the Asset Purchase Agreement and the Distribution Agreement, which would occur at a Second Closing under the Asset Purchase Agreement. Upon the occurrence of the Second Closing, we anticipate that our sole source of revenue would be potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users pursuant to the Asset Purchase Agreement, and to further wind down operations to minimize costs while continuing to capture the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027. We have also, and may continue to, explore opportunities for the sale of our remaining intellectual property assets relating to our former mapping and ablation business.

Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.
Because our revenue following the Operational Downsizing is primarily dependent on our ability to capture the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027, which is dependent on Medtronic’s ability to sell the Products, we face indirect competition from

Medtronic’s competitors for heart access products in the electrophysiology field, which we believe to include Abbott Laboratories, Biosense Webster Inc. (a Johnson & Johnson Company), and Boston Scientific Corporation.

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
As of December 31, 2024, our patent portfolio included 40 solely owned or exclusively licensed U.S. patents and 20 solely owned or exclusively licensed pending U.S. patent applications (including one solely owned Patent Cooperation Treaty, or PCT, application and zero solely owned provisional U.S. patent applications). In addition, we solely owned or exclusively licensed 56 issued patents and 42 pending patent applications in jurisdictions outside the United States. Of our 62 pending patent applications (U.S. and outside the U.S.), zero have been allowed. Our patents are scheduled to expire between 2027 and 2042. Further, pursuant to our sale of the Products to Medtronic, we no longer retain rights to any patents covering the Products.
For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
Manufacture and Supply
We manufacture the Products for Medtronic at our approximately 50,800 square foot facility in Carlsbad, California. This facility provides approximately 15,750 square feet of space for our production operations, including manufacturing, quality control and storage. We believe our existing facility is sufficient to meet our current manufacturing needs and we believe that adequate additional space will be available if we require it. We also subleased out unused portions of the facility.
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
We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances. As of December 31, 2024, there were no material capital expenditures for environmental control facilities. Although there is no assurance that existing or future environmental laws applicable to our operations or the Products we manufacture will not have a material adverse effect on our operations, cash flows or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.

Human Capital Resources
As part of the Restructuring, we reduced our workforce by approximately 160 employees, representing approximately 65% of our employees at the time, that was completed by the first quarter of 2024. As part of the Operational Downsizing, we further reduced our workforce by 61 employees, representing approximately 70% of our employees, that is expected to be completed by the first quarter of 2025. In compliance with the Worker Adjustment and Retraining Notification Act, we have provided pre-termination notices to affected employees and government authorities where required. As of December 31, 2024, we had 85 employees, of which 85 are full-time employees.

As of December 31, 2024, we have paid $0.0 million of the estimated $1.4 million to $1.8 million in downsizing and exit-related charges, which includes approximately $0.3 million for the payment of severance and related benefit costs and $1.2 million for the payment of retention bonuses to certain employees that will assist with the Operational Downsizing. A majority of the cash expenditures charges was incurred in the first quarter of 2025, and we expect the Operational Downsizing to be substantially complete in the first quarter of 2025

Company Information

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
Risks Related to our Business

We are dependent on Medtronic for all of our revenue, with no sales or marketing capabilities of our own, and following the completion of the Operational Downsizing and occurrence of the Second Closing, we will have no manufacturing capabilities of our own, and our business will rely solely on our ability to capture the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027.

Following the Restructuring, we have no sales or marketing capabilities of our own, and we have relied solely on our strategic partnership with Medtronic to generate revenue through (i) the manufacture of the left-heart access product portfolio for Medtronic at transfer prices specified under our Distribution Agreement and (ii) potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users. As a result of the Operational Downsizing, we further reduced operations to a scale designed solely to support the manufacturing and distribution of Medtronic’s left-heart access products under the Distribution Agreement through the transition of the production of these products to Medtronic pursuant to the terms of the Asset Purchase Agreement and the Distribution Agreement, which would occur at a Second Closing under the Asset Purchase Agreement as described under “Business—Left-Heart Access Portfolio Sale and Distribution Agreement”. Upon the occurrence of the Second Closing, we anticipate that our sole source of revenue would be potential earnouts from Medtronic’s sales of the left-heart access product portfolio to end-users pursuant to the Asset Purchase Agreement until 2027. Moreover, we do not expect further demand for our production of the Products from Medtronic under the Distribution Agreement after June 30, 2025 and, following the completion of the Operational Downsizing and occurrence of the Second Closing, we will have no manufacturing capabilities and no material operations. Accordingly, our success depends on Medtronic performing its obligations under the Distribution Agreement and the Asset Purchase Agreement and continuing to market and successfully sell the Products to end-users in order for us to achieve earnout payments under the Asset Purchase Agreement. There can be no assurance that Medtronic will be able to, or will, perform its obligations under the Distribution Agreement or the Asset Purchase Agreement, or continue to market and successfully sell the Products.

We believe that the factors that may effect Medtronic’s ability to continue to market and successfully sell the Products include, among other things:

•acceptance by Medtronic’s customers of the Products as safe, effective and, with respect to providers, cost-effective, and their level of demand for the Products;

•Medtronic’s ability to increase physician awareness of the Products and on the willingness of hospitals, physicians, patients or payors to adopt them;

•the coverage and reimbursement policies with respect to the procedures using the Products and current and future products that compete with the Products;

•defects or failures associated with the Products, including any that result in product recalls or other safety or end-user satisfaction issues relating to the Products;

•the medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants, and many competitors in the electrophysiology field are large, well-capitalized companies that may invest greater resources than Medtronic in manufacturing, marketing and sales of current and future products that compete with the Products;

•the cost of manufacturing the Products, which may vary depending on the quantity of production and the terms of Medtronic’s agreements with third-party suppliers;

•the occurrence of natural disasters, outbreaks of disease or public health crises such as the COVID-19 pandemic; and

•economic uncertainty and capital markets disruption, including due to the ongoing military conflict between Russia and Ukraine and Israel and Hamas.

If Medtronic is unable to successfully market and sell the Products, or if Medtronic decided to no longer market and sell the Products, it would have a significantly negative effect on the potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027, and have a material adverse effect on our business, results of operation, cash flows and financial condition.

There are continued risks associated with the Restructuring and Operational Downsizing, including our ability to manage the transition costs to realize the anticipated benefits.

As part of the Restructuring and Operational Downsizing, we have recognized $27.1 million out of an estimated $22.4 million - 33.8 million of pre-tax restructuring and exit-related charges, for associated employee severance and benefits, retention bonuses, other restructuring costs and the disposition of certain assets. As part of our Operational Downsizing, we have incurred $0.3 million out of an estimated $1.8 million of pre-tax downsizing and exit-related charges, payment of monetary consideration and related benefit costs, retention bonuses and other contract closing costs. The amount of actual restructuring, downsizing, transition and impairment charges may materially exceed our estimates, when determined, due to various factors outside of our control. Moreover, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our realignment and downsizing efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Restructuring and Operational Downsizing, our business, results of operations and financial condition would be adversely affected, and we may be forced to seek bankruptcy protection. The Restructuring and Operational Downsizing involve numerous risks, including but not limited to:

▪the inability of our remaining business to retain qualified personnel necessary to run the remaining business;

▪potential disruption of the operations of our remaining business and diversion of management’s attention from such business and operations;

▪exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Restructuring or Operational Downsizing; and

▪unintended negative consequences from changes to our business profile.

Our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations and fund our operations depends on many factors, including our ability to generate sufficient cash flow from operations or obtain other financing.
Our ability to continue to have the liquidity necessary to service our debt and meet financial covenants under our 2022 Credit Agreement depends on us generating sufficient cash, either through cash flows from operations or other financings. If we are unable to service our debt, we would be in default under the 2022 Credit Agreement, which would result in all amounts outstanding under such facility becoming immediately due and payable unless we are able to refinance such indebtedness or obtain a waiver or amendment of the 2022 Credit Agreement from our lenders, which may not be available to us on acceptable terms or at all. While we believe that cash on hand, remaining distribution revenue from left-heart access Products to Medtronic and future earnouts under the Asset Purchase Agreement will generate sufficient cash flows to service our debt and meet our obligations for the next twelve months; however, the foregoing expectation is dependent on a number of factors, including our ability to generate sufficient cash flow from operations, our ongoing ability to manage our operating obligations and the potential borrowing restrictions imposed by the Deerfield Funds based on their credit judgment.

In the event that we are unable to timely service our debt or fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity, seek waivers of or amendments to our contractual obligations for payment, sell material assets, file for bankruptcy protection and/or liquidate our business, or seek other financing opportunities, none of which may be available to us on acceptable terms or at all.

Our board of directors may decide to pursue a liquidation and dissolution of our business prior to or following the conclusion of the Net Sales Earnout period. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, including under our 2022 Credit Agreement.

Our board of directors may decide to pursue an assignment for the benefit of creditors, a reorganization or a dissolution of the Company and liquidation of all our remaining assets prior to or following the completion of the Net Sales Earnout period under the Asset Purchase Agreement. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. The process of liquidation may be lengthy, and we cannot make any assurances regarding the timing of completing such a process. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, including any under our 2022 Credit Agreement, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Further, upon our liquidation, dissolution, winding up, bankruptcy, receivership, general assignment for the benefit of creditors or other insolvency event, the Deerfield Funds would be entitled to a consent fee under Amendment No. 5 to the 2022 Credit Agreement in an amount equal to the lesser of $300,000 or 5.0% of the aggregate amount of total value that would otherwise be available to our equityholders. There is a substantial likelihood that no cash will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. In addition to our obligations to the Deerfield Funds and other creditors, our financial commitments and contingent liabilities may include: (i) personnel costs, including severance; (ii) contractual obligations to third parties; (iii) non-cancelable lease obligations; and (iv) potential litigation against us.

As a result of the requirement to reserve for contingencies, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock would likely lose all or a significant portion of their remaining investment in the event of a liquidation, dissolution or winding up.

Defects or failures associated with the Products we have manufactured for Medtronic under the Distribution Agreement may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Under the Distribution Agreement, we provide a limited warranty that the Products are free of material defects and conform to specifications, and we offer to repair, replace or refund the purchase price of defective products. As a result, we bear the risk of potential warranty claims on the Products. Furthermore, in the event that a recall is caused by a Product due to our non-conformance with the Product specifications or quality requirements, we would be solely responsible for all costs and expenses reasonably incurred by Medtronic in connection with the recall. The circumstances giving rise to recalls are unpredictable, and any recalls of existing or future products could have a material adverse effect on our business, financial condition and results of operations. In the event that we attempt to recover some or all of the expenses associated with a warranty claim against us from our suppliers or vendors, we may not be successful in claiming recovery and any recovery from such vendor or supplier may not be adequate.

The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to product liability claims if the Products cause, or merely appear to have caused, an injury or death, even if due to physician error. In addition, an injury or death that is caused by the activities of our suppliers such as those that provide us with components and raw materials, or by an aspect of a treatment used in combination with the Products such as a complementary drug or anesthesia, may be the basis for a claim against us by patients, hospitals, physicians or others purchasing or using the Products, even if the Products were not the actual cause of such injury or death. An adverse outcome of any such claim involving one of the Products could result in our incurring substantial liabilities to Medtronic under the Distribution Agreement.

Although we carry product liability insurance, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not continue to be available on acceptable terms, if at all. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses and reduce sales of the Products. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. Product liability claims could cause us to incur significant legal fees and deductibles, and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results. Defending a suit regardless of its merit or eventual outcome could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of the Products in the market, in product recalls or in market withdrawals.

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

If we are unable to comply with our remaining obligations to Medtronic, it could have a material adverse effect on our business, results of operation, cash flows and financial position.

If we are unable to comply with our remaining obligations to Medtronic under the Distribution Agreement and the Asset Purchase Agreement, including but not limited to our obligations to meet Medtronic demand for manufacture of the Products (if any) or transfer to Medtronic certain assets relating to the Products required for Medtronic to become manufacturer of record of the Products at the Second Closing, we could be in breach or default under these agreements and face liability. If we fail to comply with our obligations under these agreements, Medtronic may have the right to terminate these agreements, which would negatively impact our ability to earn the earnouts we are potentially eligible to receive under the Asset Purchase Agreement and prevent us from meeting the Second Closing conditions. We would be in default under our 2022 Credit Agreement, which would result in all amounts outstanding under such facility becoming immediately due and payable unless we are able to refinance such indebtedness or obtain a waiver or amendment of the 2022 Credit Agreement from our lenders. Thus, failure to comply with our remaining obligations to Medtronic could have a material adverse effect on our business, results of operations, cash flows and financial position.

If we underestimate Medtronic demand for the Products, or if the Second Closing does not occur or does not occur on the timeline we anticipate, we may encounter substantial difficulties managing the ramp up of our operations given our Operational Downsizing. If we are unable to meet Medtronic demand, we may be in violation of our obligations under the Distribution Agreement and Asset Purchase Agreement and lose the earnouts we are eligible to receive under these agreements.

We have effectuated an Operational Downsizing to reduce our operations to a scale designed solely to support the manufacturing and distribution of Medtronic’s Products under the Distribution Agreement through the transition of the production of these Products to Medtronic pursuant to the terms of the Asset Purchase Agreement and the Distribution Agreement, which would occur at a Second Closing under the Asset Purchase Agreement. However, if we underestimate Medtronic demand for the Products, or if the Second Closing does not occur or does not occur on the timeline we anticipate, we may encounter substantial difficulties and incur significant costs to quickly ramp up our operations and resume hiring of skilled personnel to ensure we have sufficient manufacturing capabilities to meet our obligations under the Distribution Agreement and the Asset Purchase Agreement. We may be unable to meet our obligations under these agreements, which would cause us to be in breach or default of such agreements and negatively impact our ability to earn the earnouts we are potentially eligible to receive under the Asset Purchase Agreement and cause us to lose significant revenue opportunities.

The terms of our 2022 Credit Agreement, require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On June 30, 2022, we amended and restated our prior debt facility under the 2019 credit agreement with the 2022 Credit Agreement, which provided us with a senior term loan facility in aggregate principal amount of $35 million.
On August 4, 2023, we entered into Amendment No. 1 (“Amendment No.1”) to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash we are required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by us.
On November 8, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require us to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by us.
On March 4, 2024, we entered into Waiver and Amendment No. 3 (“Amendment No. 3”) to the 2022 Credit Agreement with the Deerfield Funds. Previously, on February 16, 2024, the Biotronik Parties filed a demand (the "Demand") against us with the American Arbitration Association, alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3, among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event our common stock ceases to be listed on Nasdaq (without a comparable re-listing) (a “Delisting”) and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.
On November 13, 2024, we entered into Amendment No. 4 (“Amendment No. 4”) to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 4, the 2022 Credit Agreement was amended to (i) adjust the amortization schedule of the 2022 Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September

30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5.0% to 6.0% of the principal amount of the loans prepaid or repaid.

On January 21, 2025, we entered into Amendment No. 5 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 5, the 2022 Credit Agreement was amended to allow us to effect the Deregistration and, among other things: (i) provided that the Deerfield Funds would receive a Consent Fee in the form of a contingent value right payable upon certain triggering events in an amount equal to the lesser of $300,000 or 5.0% of the aggregate amount of total value that would otherwise be available to our equityholders; (ii) modified the financial reporting requirements under the 2022 Credit Agreement, including requiring delivery of cash flow forecasts to the Deerfield Funds; (iii) required the appointment of a Chief Restructuring Officer; and (iv) modified the negative covenants to limit our business activities and required us to maintain minimum liquidity of $5 million.

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
As of December 31, 2024, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $458.7 million and $150.1 million, respectively. We may use these NOLs to offset against taxable income for U.S. federal and state income tax purposes. If not utilized, our U.S. federal NOLs (and our state NOLs in conforming states) arising in taxable years beginning before 2018 will begin to expire in 2031. Deductibility of U.S. federal NOLs arising in taxable years beginning after 2017 may be carried forward 20 years and are limited to 80% of our taxable income before the deduction for such NOLs. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In addition, future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable net income than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact operating results.
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
Risks Related to Our Common Stock
Our common stock has been delisted from Nasdaq, and we have undertaken actions to effect a “going dark” transaction, including the deregistration of our common stock with the SEC, including the suspension of our reporting obligations under Exchange Act.

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

In January 2025, our board determined to effect the Deregistration. We filed a Form 15 with the SEC to voluntarily effect the Deregistration. The filing of the Form 15 immediately suspended our reporting obligations under Section 13(a) of the Exchange Act, subject only to our obligation to file a Form 10-K for our fiscal year ended December 31, 2024. We expect the Deregistration to become effective 90 days after filing the Form 15 with the SEC.
These actions have the following effect:

◦Except for the filing this Form 10-K, we have ceased filing annual, quarterly, current, and other reports and documents with the SEC, and our stockholders will have significantly less information about us and our business, operations, and financial performance than they previously had.

◦We are no longer listed on Nasdaq, which may have an adverse effect on the liquidity of our common stock. Any trading in our common stock will only occur in privately negotiated sales and on the OTC, but only if one or more brokers chooses to make a market for our common stock on the OTC and complies with applicable regulatory requirements, which may adversely affect the liquidity of our common stock and result in a significantly increased spread between the bid and asked prices of our common stock, and there is no guarantee that a broker will continue to make a market in our common stock and that trading of our common stock will continue on the OTC or otherwise. Additionally, the overall price of our stock may be significantly reduced due to the potential that investors may view the investment as inherently riskier given the fact that publicly available information about us will be significantly more limited, as well as due to possible limited liquidity of our common stock.

◦We will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act and the listing standards of any national securities exchange.

◦Our executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% shareholders will no longer be subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

◦We will have no ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we will have a decreased ability to use stock to acquire other companies.

Since our common stock was delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be negatively impacted.

Since our common stock was delisted from Nasdaq and is traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. Since our common stock was delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock is considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. The penny stock rules restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock is no longer a penny stock.

We have in the past and may be in the future subject to securities litigation, which is expensive and could divert management attention.

We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). The plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. The defendants thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. On March 26, 2024, the court granted the defendant’s motion and, on April 29, 2024, dismissed the case and entered judgment. On May 29, 2024, plaintiff filed a notice of appeal. On June 28, 2024, plaintiff voluntarily dismissed the appeal with prejudice, and we consider this matter closed.

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
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used to provide working capital to support our operations. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors including our earnings, capital requirements and overall financial condition. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our 2022 Credit Agreement and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
Our directors, executive officers and principal stockholders and their respective affiliates have substantial influence over us and could delay or prevent a change in corporate control; our principal stockholders may have interests that conflict with your interests as an investor in our common stock.
As of December 31, 2024, our directors, executive officers and holders of more than 5% of our common stock beneficially owned, as a group, approximately 18.1% of our common stock. As of December 31, 2024, funds affiliated with certain of our directors also held all of the 6,666 outstanding shares of our Series A Common Equivalent Preferred Stock, convertible into up to 6,665,841 shares of our common stock (which conversion is subject to certain beneficial ownership limitations set forth in our Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock). In addition, as of December 31, 2024, we had $32.5 million remaining in aggregate principal amount of outstanding long-term debt under our 2022 Credit Agreement with certain entities affiliated with Deerfield Management Company, L.P., of which one entity is a 9.1% holder of our common stock. Our principal stockholders, in the aggregate, will continue to have substantial influence over the outcome of matters submitted to our stockholders for approval including the election of directors and any matter related to the merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, in the aggregate, will continue to have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
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
In addition, our Settlement Agreement with the Biotronik Parties contains provisions that may have the effect of delaying, deterring or preventing a change in control transaction involving us. Under the Settlement Agreement, we must pay to Biotronik contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreements), (A) initial amounts of $8 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received.

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
From time to time, we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). Plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. We thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. On March 26, 2024, the court granted the defendant’s motion and, on April 29, 2024, dismissed the case and entered judgment. On May 29, 2024, plaintiff filed a notice of appeal. On June 28, 2024, plaintiff voluntarily dismissed the appeal with prejudice, and we consider this matter closed.

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

On October 15, 2024, we and the Biotronik Parties entered into a Settlement Agreement terminating the LDA, MSA, the Bi-Lateral Distribution Agreements and the F&DA (except for certain surviving obligations specified therein), settling the arbitration relating to such agreements, and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the arbitration. Pursuant to the Settlement Agreement, we must pay to Biotronik (i) an initial settlement payment of approximately $2.5 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreements), (A) initial amounts of $8 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received.

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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Risks Related to Our Business and the Products—Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation” in this annual report on Form 10-K.

Item 2. Properties.
As of December 31, 2024, we lease approximately 50,800 square feet of office space for our corporate headquarters and manufacturing facility located in Carlsbad, California under a noncancelable operating lease that expires on December 31, 2027, with the option to renew for a period of an additional five years upon the expiration date of this lease. We also leased approximately 3,900 square feet of office space in Brussels, Belgium under a noncancelable operating lease that expired on December 31, 2024. We did not renew this contract. We believe that the Carlsbad facility is sufficient to meet our current and anticipated needs in the near term and that any unused space can be subleased on commercially reasonable terms.

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

We and certain of our current officers have been named as defendants in two putative securities class action lawsuits filed by putative stockholders in the United States District Court for the Southern District of California on February 15, 2022 and March 23, 2022 (case numbers 22CV206 and 22CV0388). Plaintiffs allege violations of Section 10(b) of the Exchange Act and Rule 10b-5, and Section 20(a) of the Exchange Act. The complaints allege that the defendants made false and misleading statements about our business, prospects and operations. The putative claims are based upon statements made in filings made by us with the SEC, press releases and on earnings calls between May 13, 2021 and November 11, 2021. The lawsuits seek, among other relief, a determination that the alleged claims may be asserted on a class-wide basis, unspecified compensatory damages, attorney’s fees, other expenses and costs. On July 19, 2022, the court consolidated the two actions, appointed a lead plaintiff and appointed lead counsel for the proposed class. On September 16, 2022, the lead plaintiff filed a consolidated amended complaint. We thereafter filed a motion to dismiss. On September 27, 2023, the court granted the defendant’s motion to dismiss in its entirety, but gave plaintiffs leave to file an amended complaint. On October 27, 2023, the plaintiffs filed a second amended complaint asserting similar claims. The defendants thereafter filed a motion to dismiss. On March 26, 2024, the court granted the defendant’s motion and, on April 29, 2024, dismissed the case and entered judgment. On May 29, 2024, plaintiff filed a notice of appeal. On June 28, 2024, plaintiff voluntarily dismissed the appeal with prejudice, and we consider this matter closed.

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

On October 15, 2024, we and the Biotronik Parties entered into a Settlement Agreement terminating the LDA, MSA, the Bi-Lateral Distribution Agreements and the F&DA (except for certain surviving obligations specified therein), settling the arbitration relating to such agreements, and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the arbitration. Pursuant to the Settlement Agreement, we must pay to Biotronik (i) an initial settlement payment of approximately $2.5 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreements), (A) initial amounts of $8 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Market Prices and Dividends
On May 16, 2024, Nasdaq filed a Form 25 to delist our common stock and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and such delisting took effect on May 26, 2024. The deregistration of our common stock under Section 12(b) of the Exchange Act was effective 90 days after the Form 25 filing. Our common stock currently trades on the OTC Pink Market under the symbol “AFIB.” The closing price of our stock on December 31, 2024 and 2023 was $.06 and $.20, respectively.
The approximate number of record holders of our common stock on January 2, 2025 was 129. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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

In November 2023, we announced the Strategic Realignment and Restructuring, following an extensive strategic review by our board of directors, and in light of the current financing environment and the capital investments required to achieve leadership in the electrophysiology market, that we had determined to reallocate capital from our mapping and ablation business to the manufacturing of left-heart access products for Medtronic under the Distribution Agreement, which we believe will maximize the potential for future contingent cash consideration and cash flow. As part of this restructuring, we wound down our mapping and ablation businesses and no longer manufacture or distribute our AcQMap Mapping System, AcQMap 3D Mapping Catheter, AcQBlate Force-Sensing Ablation Catheter, AcQGuide Max 2.0 Steerable Sheath, or associated accessories, though we continue to explore strategic alternatives for these businesses (including a potential sale of related assets).

In November 2024, we announced the Operational Downsizing, in which we will further reduce the size of our organization while complying with our remaining obligations to Medtronic for the production of left-heart access products. We will reduce operations to a scale designed solely to support the manufacturing and distribution of Medtronic’s left-heart access products through the transition of the production of these products to Medtronic pursuant to the terms of the Asset Purchase Agreement and Distribution Agreement. We will continue contract manufacturing for Medtronic until it has fulfilled its obligations under the Asset Purchase Agreement and the Distribution Agreement. We expect to continue to minimize costs while capturing the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027.
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

The quarterly measurement period for the Net Sales Earnouts began on January 30, 2023, and such earnout payments began in January 2024 and will continue quarterly each quarter thereafter until 2027. In 2024, we earned $11.1 million related to the Nets Sales Earnounts and received a $18.7 million in related payments. In 2023, we earned $9.4 million related to the Net Sales Earnouts, with $7.3 million paid in January 2024.

We were incorporated in the state of Delaware on March 25, 2011 and are headquartered in Carlsbad, California.

For the years ended December 31, 2024 and 2023, we generated total revenue of $20.2 million and $7.2 million, respectively. Since our inception, we have generated significant losses. Net loss from continuing operations was $4.5 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively. Discontinued operations generated net loss of $5.0 million and $69.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $609.5 million and $600.0 million, respectively, and working capital of $13.1 million and $27.3 million, respectively.

Investments in manufacturing and distribution, if any, will be focused on the left-heart access Products. Additionally, we will continue to incur costs as a public company that we did not incur prior to our IPO or incurred prior to our IPO at lower rates, including increased costs for employee-related expenses, director and officer insurance premiums, audit and legal fees, investor relations fees, fees to members of our board of directors and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules. Because of these and other factors, we may continue to incur net losses and negative cash flows from operations for at least the next couple years.

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

Factors Affecting Our Performance Following the Restructuring
There are a number of factors that we believe will impact our results of operations.
Medtronic Partnership

Following the Restructuring, we have relied solely on our strategic partnership with Medtronic to generate revenue through (i) sales of the Products to Medtronic at transfer prices specified under the Distribution Agreement and (ii) potential earnouts from Medtronic’s sales of the Products to end-users that we may become eligible to receive under the Asset Purchase Agreement. We have relied solely on Medtronic to market and sell the Products as we have no marketing and sales capabilities on our own. This strategy leaves us largely dependent upon the success of Medtronic. If Medtronic stops buying Products from us, or stops marketing or selling the Products or is unsuccessful in its efforts to sell the Products to end users, our business, results of operations and financial condition would be materially and adversely affected.
Manufacture and Supply
Our ability to perform as a business depends on the proper functioning of our manufacturing and supplier operations. Following Medtronic’s qualification of us as their OEM supplier, we have manufactured the Products for Medtronic at our approximately 50,800 square foot facility in Carlsbad, California. This facility provides approximately 15,750 square feet of space for our production operations, including manufacturing, quality control and storage. Following the Restructuring, our business model has focused exclusively on manufacturing the Products for Medtronic and achieving potential earnout payments. Our manufacturing operations require timely delivery of sufficient amounts of materials and components. We rely on a single or limited number of suppliers for certain materials and components, and we generally have no long-term supply arrangements with our suppliers, as we generally order on a purchase order basis. In the future, we may face unanticipated interruptions and delays in manufacturing through our supply chain. Manufacturing or supplier disruptions could result in product shortages, declining production, reputational damage or significant costs. Our ability to manufacture the Products for Medtronic full-time and produce at optimal capacity when and as planned could affect our revenue and operating expenses.
Strategic Restructuring
In November 2023, we announced our plans for the Restructuring, designed to simplify our operational footprint and cut costs while maximizing free cash flow. As part of the Restructuring, we have winded down our mapping and ablation businesses. We also immediately implemented the corporate restructuring plan, which resulted in reducing our workforce by approximately 65% across different areas and functions. We may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities anticipated from the Restructuring. We will continue to review our operations to optimize our business.
Operational Downsizing
In November 2024, our board of directors approved the reduction in size of our organization while complying with our remaining obligations to Medtronic for the production of left-heart access products. As part of the Operational Downsizing, we announced a reduction in our current workforce of approximately 61 employees, representing approximately 70% of the Company’s employees, which is expected to be completed by the first quarter of 2025. In compliance with the Worker Adjustment and Retraining Notification Act, we provided pre-termination notices to affected employees and government authorities where required. We entered into retention arrangements with certain employees who are expected to remain with us to assist with the downsizing and operation of our left-heart access manufacturing and distribution business.
Manufacturing Costs
Our financial results, including our gross margins, may fluctuate from period to period due to a variety of factors, including: the cost of direct materials; manufacturing costs; product yields; headcount and cost-reduction strategies (including the Restructuring and Operational Downsizing).
Future gross margins for the Products may fluctuate due to a variety of other factors, including the introduction by others of competing products or the attempted integration by third parties of capabilities similar to ours into their existing products, and Medtronic’s demand for the Products, including due to seasonality.
Competition
Our industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Because our revenue following the Operational Downsizing is primarily dependent on our ability to capture the value associated with potential earnout payments we are eligible to receive under the Asset Purchase Agreement until 2027, which is dependent on Medtronic’s ability to sell the Products, we face indirect competition from Medtronic’s competitors for heart access products in the electrophysiology field, which we believe to include Abbott Laboratories, Biosense Webster Inc. (a Johnson & Johnson Company), and Boston Scientific Corporation.

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

Components of Results of Operations
Revenue
Following the Strategic Restructuring, we generate revenue solely under our Distribution Agreement with Medtronic, as Medtronic’s exclusive OEM supplier of the left-heart access Products sold to Medtronic under the Asset Purchase Agreement and potential earnouts from Medtronic’s sales of the Products to end-users that we may become eligible to receive under the Asset Purchase Agreement.

All sales from continuing operations were from the United States for the years ended December 31, 2024 and 2023, respectively.
Costs and Operating Expenses
Cost of Products Sold
Cost of products sold consist primarily of raw materials, direct labor (including stock-based compensation), manufacturing overhead associated with the production and sale of our products. Cost of products sold also includes expenditures for warranty and inventory reserve provisions. We expect cost of products sold to increase in absolute dollars in future periods as our revenue increases.
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
Due to our shift in business model as part of the Strategic Restructuring, we expect our research and development expenses to significantly decrease in absolute dollars in the upcoming years.
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs, and additionally, prior to the Strategic Restructuring, salaries and employee-related costs for personnel in sales, marketing, and other administrative functions.

To align resources with our current strategic direction, we implemented an organizational workforce reduction and are implementing the Operational Downsizing. Due to this downsizing, we expect our selling, general and administrative expenses to decrease in absolute dollars in the upcoming years.
Restructuring Expenses
In 2023, we undertook a strategic realignment of resources and corporate restructuring (i.e., the Strategic Restructuring), including an organizational workforce reduction and additional cost reduction measures. Our restructuring and exit-related charges consist of severance expenses and related benefit costs for employees affected by the organizational workforce reduction, retention bonuses for certain employees that assisted with the Strategic Restructuring, other restructuring costs and impairment charges in connection with the disposition of certain assets, including inventory, fixed assets and intangibles. The Strategic Restructuring is complete as of December 31, 2024. Refer to Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring for additional details.
In 2024, we announced a downsizing of our organization while complying with our remaining obligations to Medtronic for the production of left-heart access products (i.e., the Operational Downsizing). Our downsizing costs will consist of charges to reduce our workforce to an appropriate scale to support the operation of our left-heart access manufacturing and distribution business and other exit related costs. For the year ended December 31, 2024, all Restructuring expenses relate to downsizing accruals.

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
Additionally, over the next four years, we expect to receive a percentage of Medtronic's quarterly commercial sales of the Products, ranging from 100% in the first year to 50% in the fourth year. In 2024, we have recognized an estimated gain (earned sales less transaction costs) of $10.8 million related to the Net Sales Earnouts. Refer to Note 4 - Sale of Business for more information.
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
Interest Expense
Interest expense primarily relates to interest paid on our 2022 Credit Agreement. Refer to Note 10 - Debt for more information.

Results of Operations for the Years ended December 31, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and related notes. The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

			Change
(dollars in thousands)	2024	2023	$	%

Revenue(1)	$20,157	$7,164	$12,993	181%
Costs of products sold(2)	19,144	10,301	8,843	86%
Gross profit (loss)	1,013	(3,137)	4,150	(132)%

Operating expenses (income):
Research and development(2)	—	3,482	(3,482)	(100)%
Selling, general and administrative(2)	10,436	14,066	(3,630)	(26)%
Restructuring	1,448	—	1,448	100%
Change in fair value of contingent consideration	—	123	(123)	(100)%
Gain on sale of business	(10,814)	(9,080)	(1,734)	19%
Total operating expenses	1,070	8,591	(7,521)	(88)%
Loss from operations	(57)	(11,728)	11,671	(100)%

Other income (expense):
Change in fair value of warrant liability	215	2,937	(2,722)	(93)%
Interest income	763	2,588	(1,825)	(71)%
Interest expense	(5,758)	(5,655)	(103)	2%
Other revenue	301	—	301	100%
Total other expense, net	(4,479)	(130)	(4,349)	3345%
Loss from continuing operations before income taxes	(4,536)	(11,858)	7,322	(62)%
Income tax expense	—	63	(63)	*
Net loss from continuing operations	(4,536)	(11,921)	7,385	(62)%
Discontinued Operations:
Loss from discontinued operations before income taxes	(4,999)	(69,530)	64,531	(93)%
Income taxes - discontinued operations	12	212	(200)	(94)%
Loss from discontinued operations	(5,011)	(69,742)	64,731	(93)%
Net loss	$(9,547)	$(81,663)	$72,116	(88)%

Other comprehensive income (loss):
Unrealized gain on marketable securities	—	7	(7)	(100)%
Foreign currency translation adjustment	98	(4)	102	(2550)%
Comprehensive loss	$(9,449)	$(81,660)	$72,211	(88)%

(1)The following table sets forth our continuing revenue for disposables and service/other for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Disposables	$19,629	$6,315
Service/Other	528	849
Total revenue	$20,157	$7,164
Continuing revenue is all US-based for the years ended December 31, 2024 and 2023, respectively.
(2)The following table sets forth the stock-based compensation expense included in our results of operations of our continuing business for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Cost of products sold	$78	$288
Research and development	—	46
Selling, general and administrative	381	2,698
Total stock-based compensation	$459	$3,032
For information regarding our discontinued operations, please see the section titled "Discontinued Operations-Loss on Discontinued Operations" below.
Revenue of Continuing Operations
Revenue was $20.2 million for the year ended December 31, 2024, compared to $7.2 million for the year ended December 31, 2023. This increase of $13.0 million, or 181%, was primarily attributable to increased sales from left-heart access products through our partner Medtronic.
Costs and Operating Expenses of Continuing Operations
Cost of Products Sold
Cost of products sold was $19.1 million for year ended December 31, 2024, compared to $10.3 million for the year ended December 31, 2023. The increase of $8.8 million was primarily due to an increase in standard product costs, offset by a decrease in absorption. Gross margin was 5% for the year ended December 31, 2024, compared to negative 44% for the year ended December 31, 2023. The improvement in gross margin is primarily due to an increase in product sales price at a higher rate than the increase in product costs.
Research and Development Expenses
Research and development expenses were $— for the year ended December 31, 2024, compared to $3.5 million for the year ended December 31, 2023. This decrease of $3.5 million, or 100%, was attributable to the curtailment of research and development due to the Strategic Restructuring.
Selling, General and Administrative Expenses
SG&A expenses were $10.5 million for the year ended December 31, 2024, as compared to $14.1 million for the year ended December 31, 2023. This decrease of $3.5 million, or 25%, was primarily attributable to a decrease in compensation and related costs due to the reduction in work force resulting from the Strategic Restructuring and a decrease in insurance premiums.
Restructuring Expenses
Restructuring expenses were $1.4 million for the year ended December 31, 2024, an increase of $1.4 million from the year ended December 31, 2023. The increase is directly attributable to compensation-related accruals for severance and retention payments, and other costs related to the Operational Downsizing. During the year ended December 31, 2023, restructuring costs related to the Strategic Restructure were charged to discontinued operations.

Change in Fair Value of Contingent Consideration
For the year ended December 31, 2023, we recorded $0.1 million for the change in the fair value of the contingent consideration for the acquisition of Rhythm Xience. The earnout period under the Rhythm Xience acquisition agreement concluded on June 19, 2023. Accordingly, there is no change in fair value recorded during the year ended December 31, 2024.
Gain on Sale of Business
Gain on sale of business was $10.8 million during the year ended December 31, 2024 and $9.1 million during the year ended December 31, 2023. The increase in gain on sale of business is a result of the increased revenue related to the sale of left-heart access products by Medtronic.
Other Expense (Income) of Continuing Operations
Change in Fair Value of Warrant Liability
For the year ended December 31, 2024 the fair value of the warrant liability decreased by $0.2 million, as compared to a decrease in fair value of warrant liability of $2.9 million for the year ended December 31, 2023. The decline in fair value of the warrants during the year ended December 31, 2024 was less than the decline during the year ended December 31, 2023 as the Company's stock price decline was less steep.
Interest Income and Interest Expense, Net
Our interest income and interest expense are a direct reflection of amounts we hold for investment and amounts we owe to debtholders, respectively, both of which change according to our cash requirements. Additionally, as both our holdings and our debt bear interest at variable market rates, both are subject to market factors outside our immediate control. During the year ended December 31, 2024, interest income was $0.8 million, compared to $2.6 million during the year ended December 31, 2023, resulting from decreased cash and marketable securities balances. During the years ended December 31, 2024 and 2023, interest expense was $5.8 million and $5.7 million, respectively, with the increase in interest expense primarily resulting from higher interest rates charged on our debt.
Other Revenue
Other revenue was $0.3 million for the year ended December 31, 2024, compared to $— for the year ended December 31, 2023. This increase of $0.3 million is attributable to the sublease rent received from the two subleases that were in effect as of the second quarter of 2024. There were no subleases in 2023.
Discontinued Operations
Loss on Discontinued Operations
Loss on discontinued operations was $5.0 million for the year ended December 31, 2024, compared to $69.7 million for the year ended December 31, 2023. This decrease of $64.7 million was primarily attributable to a reduction in research & development expenses of $18.5 million, a reduction in selling, general and administrative expenses of $18.3 million, a reduction in restructure and discontinued operations charges for impairment of assets and loss on assets held for sale of $19.6 million and a decrease in gross loss of $8.1 million, resulting from the winding down of the mapping and ablation business pursuant to the Strategic Restructuring.
Liquidity and Capital Resources

We have limited revenue and have incurred significant operating losses and negative cash flows from operations since our inception, and, if we are unable to realize the expected benefits of the Restructuring, we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2024, and December 31, 2023, we had cash, cash equivalents, restricted cash and marketable securities of $14.0 million and $29.4 million, respectively. For the year ended December 31, 2024, we incurred net loss of $4.6 million from continuing operations and net loss of $5.0 million from discontinued operations. For the year ended December 31, 2023, we incurred net loss of $11.9 million from continuing operations and net loss of $69.7 million from discontinued operations. Net cash used in operating activities for continuing operations was $17.2 million and $19.9 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in operating activities for discontinued operations was $14.5 million and $43.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and December 31, 2023, we had an accumulated deficit of $609.5 million and $600.0 million, respectively, and working capital of $13.1 million and $27.3 million, respectively.
The Strategic Restructuring was intended to reduce our operating expenses and optimize our cash resources by focusing exclusively on the manufacturing and distribution of the left-heart access Products to Medtronic to continue to generate revenue from such sales and potentially earn the associated earnout payments. The Operational Downsizing is intended to scale the Company solely to support the manufacturing and distribution of the left-heard access Products. Following these restructurings, our primary uses of capital are to support the manufacture and distribution of the left-heart access Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, minimal general administrative costs and working capital.
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

Since inception, we have recorded no impairments to or write-offs of our accounts receivable. Accounts receivable for the years ended December 31, 2024 and 2023 consists of the following (in thousands):

	2024	2023
Trade accounts receivable	$6,040	$1,993
Net Sales Earnout receivable	1,838	9,360
Total accounts receivable	$7,878	$11,353

Management believes our current cash, cash equivalents and marketable securities and anticipated cash earnouts generated from Medtronic’s sales of the Products are sufficient to fund operations for at least the next 12 months. To ensure that we have sufficient resources to fulfill our obligations under the Distribution Agreement with Medtronic, management implemented the Operational Downsizing to reduce expenses and cash burn.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•Medtronic’s success in selling Products and our ability to achieve earnouts pursuant to the Asset Purchase Agreement with Medtronic;
•the emergence and effect of competing or complementary products; and
•debt service requirements.

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
On August 4, 2023, we entered into Amendment No. 1 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash we are required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by us.
On November 8, 2023, we entered into Amendment No. 2 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities the Company may engage in; and (iii) require us to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by us.
On March 4, 2024, we entered into Amendment No. 3 to the 2022 Credit Agreement with the Deerfield Funds. Previously, on February 16, 2024, the Biotronik Parties filed the Demand against us with the American Arbitration Association, alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. Pursuant to Amendment No. 3, the Deerfield Funds have agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3 among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event our common stock ceases to be listed on Nasdaq (without a comparable re-listing) (a "Delisting") and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.

On November 13, 2024, we and Deerfield entered into Amendment No. 4 (“Amendment No. 4”) to the 2022 Credit Agreement. Pursuant to Amendment No. 4, the Credit Agreement was amended to (i) adjust the amortization schedule of the Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September 30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5% to 6% of the principal amount of the loans prepaid or repaid. Except as amended by Amendment No. 4, the remaining terms of the amended and restated 2022 Credit Agreement remain in full force and effect.

On January 21, 2025, we entered into Amendment No. 5 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 5, the 2022 Credit Agreement was amended to allow us to effect the Deregistration and, among other things: (i) provided that the Deerfield Funds would receive a Consent Fee; (ii) modified the financial reporting requirements under the 2022 Credit Agreement, including requiring delivery of cash flow forecasts to the Deerfield Funds; (iii) required the appointment of a Chief Restructuring Officer; and (iv) modified the negative covenants to limit our business activities and required us to maintain minimum liquidity of $5 million. The effectiveness of Amendment No. 5 was conditioned upon the occurrence of the Deregistration on or prior to January 31, 2025 (or such other date as agreed to by the Deerfield Funds in their sole discretion).
As of December 31, 2024, we repaid $2.6 million of debt, inclusive of $0.13 million in fees.

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

On January 21, 2025, in connection with entry into Amendment No. 5 and the Deregistration, we also entered into certain other agreements, including: (i) a Contingent Value Rights Agreement; (ii) a “Warrant Termination Agreement and (iii) a Registration Rights Termination Agreement.
Cash Flows
The following table shows a summary of our cash flows from continuing operations for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Net cash used in operating activities - continuing operations	$(17,185)	$(19,850)
Net cash provided by investing activities -continuing operations	$21,810	$59,766
Net cash used in financing activities - continuing operations	$(2,850)	$(2,384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$221	$2,079
Net change in cash, cash equivalents and restricted cash	$(12,181)	$(5,148)
Operating Activities
During the year ended December 31, 2024, operating activities of continuing operations used $17.2 million of cash, a decrease of $2.7 million from the year ended December 31, 2023. This decrease was primarily attributable to favorable changes in operating assets and liabilities of $4.9 million, offset by an unfavorable change in non-cash items of $0.2 million and stock-based compensation of $2.6 million.
Investing Activities
During the year ended December 31, 2024, investing activities of continuing operations provided $21.8 million of cash, a decrease of $38.0 million from the year ended December 31, 2023. This decrease was attributable to a decrease of $79.3 million in marketable securities maturities, offset by the change in purchases of marketable securities of $39.8 million, an increase net sales earnout of $1.7 million and a decrease in the purchase of property and equipment of $0.1 million.
Financing Activities
During the year ended December 31, 2024, financing activities of continuing operations used $2.9 million of cash, an increase of $0.5 million from the year ended December 31, 2023. This increase is primarily attributable to the required $2.6 million debt repayment (inclusive of fees) made during the year ended December 31, 2024, whereas during the year ended December 31, 2023, $1.9 million in contingent consideration payments were made related to the Rhythm acquisition earnout and $0.5 million in debt restructuring fees were paid.
The following table shows a summary of our cash flows from discontinued operations for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Net cash used in operating activities - discontinued operations	$(14,475)	$(43,268)
Net cash provided by (used in) investing activities - discontinued operations	$339	$(1,211)
Net cash used in financing activities - discontinued operations	$(41)	$(280)
Operating Activities
During the year ended December 31, 2024, operating activities of discontinued operations used $14.5 million of cash, a decrease of $28.8 million from the year ended December 31, 2023. This decrease was primarily attributable to the payment of accounts payable of $1.9 million, accrued liabilities of $2.8 million and restructure liabilities of $6.9 million, in addition to change in non-cash items of $15.1 million.
During the year ended December 31, 2024, investing activities of discontinued operations provided $0.3 million of cash, compared to cash used of $1.2 million during the year ended December 31, 2023. This increase in cash provided was attributable to the sale of equipment. Following the sale or disposal of the mapping and ablation business property and equipment, we believe that there would be a cash benefit to the company resulting from the disposition of these assets. (See the section titled "Biotronik" below for further information)
Financing Activities
During the year ended December 31, 2024, financing activities of discontinued operations used $0.0 million of cash, a decrease of $0.2 million from the year ended December 31, 2023. This decrease was due to minimal repurchase of common shares to cover employee stock purchase withholding taxes.

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

On October 15, 2024, we and the Biotronik Parties entered into a Settlement Agreement terminating the (i) the License and Distribution Agreement with the Biontronik Parties entered into on July 2, 2019 (the “LDA”); (ii) the Global Alliance for Biotronik Product Distribution Agreement with Biotronik entered into on May 11, 2020 and the Global Alliance for Acutus Product Distribution Agreement, as amended, with Biotronik entered into on May 25, 2020 (collectively, the “Distribution Agreements”); (iii) the Feasibility and Development Agreement with Biotronik entered into on June 3, 2021 (the “F&D Agreement”); and (iv) the Manufacturing and Supply Agreement with Biotronik entered into on April 19, 2022 (the “MSA”, and together with the LDA, the Distribution Agreements and the F&D Agreement, the "Relevant Agreements"), (except for certain surviving obligations specified therein), settling the arbitration relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the arbitration. Pursuant to the Settlement Agreement, we must pay to Biotronik (i) an initial settlement payment of approximately $2.5 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreement), (A) initial amounts of $8 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received. During the year ended December 31, 2024, we recorded $2.5M in discontinued operations restructure liability related to the Biotronik settlement. Additionally, we booked $1.7 million as contingent consideration (additional cost to sell) in the event of a Qualifying Asset Sale based on the carrying value of the assets held for sale. Subsequent to December 31, 2024, we received a letter of intent from a third-party that would qualify as a Qualifying Asset Sale and we adjusted the contingent consideration to $1.3 million, pursuant to the offer in the letter of intent.
Off-Balance Sheet Arrangements
As of December 31, 2024 and December 31, 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the SEC rules and regulations.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Acutus Medical, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
San Diego, California
March 24, 2025

Acutus Medical, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,019	$19,170
Marketable securities, short-term	—	3,233
Restricted cash, short-term	—	7,030
Accounts receivable	7,878	11,353
Inventory	1,790	4,278
Prepaid expenses and other current assets	641	678
Current assets of discontinued operations (Note 3)	1,250	510
Total current assets	25,578	46,252

Property and equipment, net	517	825
Right-of-use assets, net	2,459	3,189
Other assets	94	94
Non-current assets of discontinued operations (Note 3)	—	3,600
Total assets	$28,648	$53,960

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	1,276	2,761
Accrued liabilities	3,006	2,887
Operating lease liabilities, short-term	957	718
Long-term debt, current portion	7,005	1,864
Warrant liability	194	409
Current liabilities of discontinued operations (Note 3)	—	10,303
Total current liabilities	12,438	18,942

Operating lease liabilities, long-term	2,238	3,243
Long-term debt	25,564	32,654
Total liabilities	40,240	54,839

Commitments and contingencies (Note 12)

Stockholders' (deficit) equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 6,666 shares of the preferred stock, designated as Series A Common Equivalent Preferred Stock, are issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 260,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 29,912,305 and 29,313,667 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	30	29
Additional paid-in capital	598,670	599,935
Accumulated deficit	(609,524)	(599,977)
Accumulated other comprehensive loss	(768)	(866)
Total stockholders' deficit	(11,592)	(879)
Total liabilities and stockholders' deficit	$28,648	$53,960
The accompanying notes are an integral part of these consolidated financial statements.

Acutus Medical, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue	$20,157	$7,164
Cost of products sold	19,144	10,301
Gross profit (loss)	1,013	(3,137)

Operating expenses (income):
Research and development	—	3,482
Selling, general and administrative	10,436	14,066
Restructuring	1,448	—
Change in fair value of contingent consideration	—	123
Gain on sale of business	(10,814)	(9,080)
Total operating expenses	1,070	8,591
Loss from operations	(57)	(11,728)

Other income (expense):
Change in fair value of warrant liability	215	2,937
Interest income	763	2,588
Interest expense	(5,758)	(5,655)
Other revenue	301	—
Total other expense, net	(4,479)	(130)
Loss from continuing operations before income taxes	(4,536)	(11,858)
Income tax expense	—	63
Net loss from continuing operations	(4,536)	(11,921)
Discontinued operations:
Loss from discontinued operations before income taxes	(4,999)	(69,530)
Income tax expense - discontinued operations	12	212
Loss from discontinued operations	(5,011)	(69,742)
Net loss	$(9,547)	$(81,663)

Other comprehensive income (loss):
Unrealized gain on marketable securities	—	7
Foreign currency translation adjustment	98	(4)
Comprehensive loss	$(9,449)	$(81,660)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.15)	$(0.41)
Loss from discontinued operations	$(0.17)	$(2.40)
Net loss per common share, basic	$(0.32)	$(2.81)

Weighted average number of common shares outstanding, basic and diluted	29,768,208	29,095,294
The accompanying notes are an integral part of these consolidated financial statements.

Acutus Medical, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	6,666	$—	28,554,656	$29	$594,173	$(518,314)	$(869)	$75,019
Unrealized loss on marketable securities	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Stock option exercises and RSU releases	—	—	3,218	—	4	—	—	4
Stock-based compensation	—	—	710,631	—	5,733	—	—	5,733
Employee stock purchase plan shares issued	—	—	45,162	—	25	—	—	25
Net loss	—	—	—	—	—	(81,663)	—	(81,663)
Balance as of December 31, 2023	6,666	$—	29,313,667	$29	$599,935	$(599,977)	$(866)	$(879)

(in thousands, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	6,666	$—	29,313,667	$29	$599,935	$(599,977)	$(866)	$(879)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	98	98
Stock option exercises and RSU releases	—	—	—	1	—	—	—	1
Stock-based compensation	—	—	598,638	—	(1,265)	—	—	(1,265)
Employee stock purchase plan shares issued	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,547)	—	(9,547)
Balance as of December 31, 2024	6,666	$—	29,912,305	$30	$598,670	$(609,524)	$(768)	$(11,592)

The accompanying notes are an integral part of these consolidated financial statements.

Acutus Medical, Inc.
Consolidated Statements of Cash Flows

(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(9,547)	$(81,663)
Less: Loss on discontinued operations	5,011	69,742
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	297	191
Non-cash stock-based compensation expense	459	3,032
Accretion of discounts on marketable securities, net	(28)	(1,428)
Amortization of debt issuance costs	931	571
Amortization of operating lease right-of-use assets	730	683
Gain on sale of business, net	(10,814)	(9,080)
Change in fair value of warrant liability	(215)	(2,937)
Change in fair value of contingent consideration	—	123
Changes in operating assets and liabilities:
Accounts receivable	(4,048)	(1,074)
Inventory	2,488	(2,484)
Employer retention credit receivable	—	4,703
Prepaid expenses and other current assets	48	656
Accounts payable	(1,485)	288
Accrued liabilities	(246)	(700)
Operating lease liabilities	(766)	(461)
Other long-term liabilities	—	(12)
Net cash used in operating activities - continuing operations	(17,185)	(19,850)
Net cash used in operating activities - discontinued operations	(14,475)	(43,268)
Net cash used in operating activities	(31,660)	(63,118)

Cash flows from investing activities
Proceeds from sale of business	18,672	17,000
Purchases of available-for-sale marketable securities	—	(39,765)
Sales of available-for-sale marketable securities	500	750
Maturities of available-for-sale marketable securities	2,750	82,000
Purchases of property and equipment	(112)	(219)
Net cash provided by investing activities - continuing operations	21,810	59,766
Net cash provided by (used in) investing activities - discontinued operations	339	(1,211)
Net cash provided by investing activities	22,149	58,555

Cash flows from financing activities
Repayment of debt	(2,625)	—
Payment of amendment consent fees	(225)	—
Payment of debt issuance costs	—	(490)
Proceeds from the exercise of stock options	—	4
Proceeds from employee stock purchase plan	—	25
Payment of contingent consideration	—	(1,923)
Net cash used in financing activities - continuing operations	(2,850)	(2,384)
Net cash used in financing activities - discontinued operations	(41)	(280)
Net cash used in financing activities	(2,891)	(2,664)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	221	2,079

Net change in cash, cash equivalents and restricted cash	(12,181)	(5,148)
Cash, cash equivalents and restricted cash, at the beginning of the period	26,200	31,348
Cash, cash equivalents and restricted cash, at the end of the period	$14,019	$26,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,544	$5,012

Supplemental disclosure of noncash investing and financing activities:
Changes between assets and liabilities in discontinued operations	$—	$5,445
Accounts receivable from sale of business	$1,838	$9,360
Change in unrealized (gain) loss on marketable securities	$—	$(7)

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
In November 2023, the Company’s Board of Directors approved a strategic realignment of resources and corporate restructuring (the “Strategic Restructuring”). The Company began implementation of a shift in its business model to solely support the manufacturing and distribution of Medtronic Inc.’s (“Medtronic”) left-heart access ("LHA") product portfolio, including to potentially earn earnout payments from Medtronic pursuant to its manufacturing and distribution arrangements with Medtronic. As part of the Restructuring, the Company wound down its mapping and ablation businesses and no longer manufactures or distributes the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 Steerable Sheath or associated accessories, and are exploring strategic alternatives for these businesses (specifically a potential sale of related assets). The Strategic Restructuring was substantially complete in the first quarter of 2024.
In November 2024, the Company announced a further realignment of resources and operational downsizing of the Company, in which the Company further reduced the size of its organization while complying with its remaining obligations to Medtronic for the production of left-heart access products (the "Operational Downsizing"). The Company reduced operations to a scale designed solely to support the manufacturing and distribution of Medtronic’s left-heart access products through the transition of the production of these products to Medtronic pursuant to the terms of the Asset Purchase Agreement, dated April 26, 2022, with Medtronic (the “Asset Purchase Agreement”) and the Distribution Agreement, dated June 30, 2022, with Medtronic (the “Distribution Agreement”). The Company will continue contract manufacturing for Medtronic until it has fulfilled its obligations under the Asset Purchase Agreement and the Distribution Agreement. The Company expects to continue to minimize costs while capturing the value associated with potential earnout payments it is eligible to receive under the Asset Purchase Agreement until 2027.
The Company was incorporated in the state of Delaware on March 25, 2011, and is located in Carlsbad, California.
Liquidity and Capital Resources
The Company has limited revenue, and has incurred significant operating losses and negative cash flows from operations since its inception, and if it is unable to realize the expected benefits of the Restructuring, anticipates that it could incur significant losses for at least the next several years. As of December 31, 2024 and December 31, 2023, the Company had cash, cash equivalents, restricted cash and marketable securities of $14.0 million and $29.4 million, respectively. For the year ended December 31, 2024, net loss was $4.5 million from continuing operations and net loss was $5.0 million from discontinued operations. For the year ended December 31, 2023, net loss was $11.9 million from continuing operations and net loss was $69.7 million from discontinued operations. For the years ended December 31, 2024 and 2023, net cash used by operating activities for continuing operations was $17.2 million and $19.9 million, respectively. For the years ended December 31, 2024 and 2023, net cash used by operating activities for discontinued operations was $14.5 million and $43.3 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $609.5 million and $600.0 million, respectively, and working capital of $13.1 million and $27.3 million, respectively.
The Strategic Restructuring announced in November 2023 was intended to reduce the Company’s operating expenses and optimize its cash resources by focusing exclusively on the manufacturing and distribution of the Products (as defined in Note 4 – Sale of Business, below) to Medtronic to continue to generate revenue from such sales in addition to the associated earnout payments discussed further below. Following the Restructuring, the Company's primary uses of capitalare investments in manufacturing and distributing the Products to Medtronic and related expenses, raw materials and supplies, legal and other regulatory expenses, general administrative costs and working capital.

On June 30, 2022, Medtronic paid the Company $50.0 million at the first closing (the "First Closing") of the sale of the Company's left-heart access portfolio to Medtronic, of which $4.0 million was paid into an indemnity escrow account for a period of 18 months following the First Closing to secure the Company's indemnification obligations under the asset purchase agreement ("Asset Purchase Agreement") entered into with Medtronic on April 26, 2022. The OEM Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on October 31, 2022, with $20.0 million paid by Medtronic to the Company in November 2022. Additionally, the Transfer Earnout (as defined in Note 4 - Sale of Business, below) under the Asset Purchase Agreement with Medtronic was achieved on December 21, 2022, with $17.0 million paid by Medtronic to the Company in January 2023. Beginning in February 2023, following Medtronic's first commercial sale of the Products after the Company's achievement of the OEM Earnout (as defined in Note 4 - Sale of Business, below), the Company became eligible to earn amounts equal to 100%, 75%, 50% and 50%, respectively, of quarterly Net Sales (as defined in the Asset Purchase Agreement) of the Products achieved by Medtronic each year over four years. During the year ended December 31, 2024, the Company earned $11.1 million (before transaction costs), with $1.8 million recorded in accounts receivable as of December 31, 2024.
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

The strategic shift approved by the Company's Board of Directors (discussed in Note 1 – Organization and Description of Business above) met the definition of a discontinued operation at December 31, 2024 and 2023. Accordingly, the major current assets, non-current assets, current liabilities, and non-current liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations as of December 31, 2024 and 2023, and the operating results of the components disposed are reported as loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2023. For additional information, see Note 3 - Discontinued Operations, Assets Held for Sale and Restructuring.
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
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company's determined based on the regularly reviewed and provided financial package to its Chief Executive Officer & Chief Financial Officer ("CEO & CFO"), that the CEO & CFO was its singular Chief Operating Decision Maker. Additionally, the Company determined that due to its sole focus on the manufacture and distribution of Medtronic's left heart access products, the Company views its operations and manages its business as one operating and reportable segment focused on the manufacture and distribution of Medtronics LHA portfolio products pursuant to the Distribution Agreement (or, "OEM LHA").
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and as of December 31, 2024 and December 31, 2023, exceeded federally insured limits.

Restricted cash consists of (i) deposited cash collateral for the Company’s corporate credit card program and (ii) cash received for the sale of business to Medtronic held in an indemnity escrow account until certain terms of sale are met.
The following table reconciles cash, cash equivalents and restricted cash in the consolidated balance sheets to the total balances as of December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Cash and cash equivalents	$14,019	$19,170
Restricted cash	—	7,030
Total cash, cash equivalents and restricted cash	$14,019	$26,200
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
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investee’s financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s consolidated statements of operations and comprehensive loss. The Company recorded not impairements any other-than-temporary impairments related to marketable securities in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.
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
Except for the deferred equipment agreements noted above, the Company’s contracts with customers generally have an expected duration of one year or less, and therefore the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative ("SG&A") expense as incurred due to the short duration of the Company’s contracts. The Company’s contract balances consisted solely of accounts receivable as of December 31, 2024 and December 31, 2023.
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
The following table sets forth the Company’s continuing revenues (primarily sales to Medtronic) for disposables and service/other (transitional services for Medtronic) for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Disposables	$19,629	$6,315
Service/Other	528	849
Total revenue	$20,157	$7,164
Revenue from continuing operations is primarily US-based.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company recorded write-downs for excess and obsolete inventory of $1.1 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively, based on management’s review of inventories on hand, comparisons to estimated future usage and sales, observed shelf-life and assumptions about the likelihood of obsolescence.

Accounts Receivable
Trade accounts receivable are recorded net of allowances for uncollectible accounts. The Company evaluates future credit losses based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of December 31, 2024 or December 31, 2023.

Accounts receivable recorded on the consolidated balance sheets as of December 31, 2024 and December 31, 2023 consists of the following (in thousands):

	2024	2023

Trade accounts receivable	$6,040	$1,993
Earnouts receivable from Medtronic	1,838	9,360
Total accounts receivable	$7,878	$11,353

Property and Equipment, Net
Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally 3 to 5 years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.
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
The Zaventem, Belgium lease expired December 31, 2024 and was not renewed.

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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2024 and 2023.
As of December 31, 2024 and December 31, 2023, the Company’s cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts receivable, accounts payable and accrued expenses were carried at cost, which approximates the fair values due to the short-term nature of each instrument. The carrying amount of the Company’s long-term debt approximates fair value (using Level 2 assumptions) due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt.
The following tables classify the Company’s financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements as of December 31, 2024

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$10,160	$—	$—	$10,160
Total fair value	$10,160	$—	$—	$10,160

Liabilities included in:
Warrant liability	—	—	194	194
Total fair value	$—	$—	$194	$194

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents
Money market securities	$16,911	$—	$—	$16,911
Marketable securities at fair value
U.S. treasury securities	—	—	—	—
Commercial paper	—	1,978	—	1,978
Asset-backed securities	—	497	—	497
Yankee debt securities	—	758	—	758
Total fair value	$16,911	$3,233	$—	$20,144

Liabilities included in:
Warrant liability	—	—	409	409
Contingent consideration	—	—	—	—
Total fair value	$—	$—	$409	$409

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

Financial Obligations
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2024 (in thousands):

Warrant Liability
Balance, December 31, 2023	$409
Change in fair value of warrant liability	(215)
Balance, December 31, 2024	$194
As of December 31, 2024, the fair value of the common stock warrants was estimated using the Black-Scholes option pricing model. The fair value was estimated to be $0.0514 per warrant as of December 31, 2024 and the significant inputs used in the estimation of the fair value were as follows:

December 31, 2024

Risk-free interest rate	4.78%
Expected term in years	5.5
Expected volatility	200%

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for public entities with annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted this new standard effective December 31, 2024. (See Note 8, Segments, for disclosures related to the adoption of ASU 2023-07.)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), which clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. ASI 2024-04 is effective for fiscal years beginning after December 15, 2025 with early adoption permitted for entities that have adopted ASU 2020-06. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures ("ASU 2024-03"), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes of the financial statements for both annual and interim periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of this guidance on the related disclosures.
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
Note 3—Discontinued Operations, Assets Held for Sale and Restructuring
In November 2023, with approval of the “Strategic Restructuring”, the Company began implementation of its business model shift to solely support the manufacturing and distribution of Medtronic’s left-heart access product portfolio. As part of the Restructuring, the Company is no longer manufacturing or distributing the AcQMap Mapping System, the AcQMap 3D Mapping Catheter, the AcQBlate Force-Sensing Ablation Catheter, the AcQGuide Max 2.0 Steerable Sheath, and associated accessories. Additionally, the Company has halted any further research and development related to this suite of products.
Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and relate to the Company's mapping and ablation business, which it substantially wound-down at the end of the first quarter of 2024.

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record depreciation and amortization expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. At December 31, 2024, assets held for sale are included as current assets in the Company’s consolidated balance sheet, as any proceeds from disposal will be used for the payment of debt that is due in less than one year. At December 31, 2023, assets held for sale were included as non-current assets in the Company’s consolidated balance sheet and the loss recognized on classification of assets held for sale was included in the Company’s restructuring expenses. At December 31, 2023, the assets held for sale were determined to be non-current assets as any proceeds from disposal would be used to pay down the Company's long-term debt.

The major assets and liabilities (at carrying value) associated with discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

	December 31, 2024		December 31, 2023
Carrying amounts of major classes of assets included as part of discontinued operations

Accounts receivable	$—		$510
Inventory	12,780	*	12,780
Prepaid expenses and other current assets	165	*	902
Property and equipment, net	4,508	*	4,871
Intangible assets, net	1,416	*	1,416
Other assets	—		—
Less: Impairment on classification as held for sale	(17,619)	*	(16,369)
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$1,250		$4,110

* These comprise assets held for sale, at their carrying value of $1.25 million as of December 31, 2024. The Company recorded the impairment on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets within the group.

Carrying amounts of major classes of liabilities included as part of discontinued operations

Accounts payable	—		1,892
Accrued restructure	—		5,649
Accrued liabilities	—		2,762
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$—		$10,303

Inventory in discontinued operations consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Raw materials	$8,020	$8,020
Work in process	2,211	2,211
Finished goods	2,549	2,549
Total inventory transferred to held for sale	$12,780	$12,780

Property and equipment, net, in discontinued operations consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Furniture and fixtures	$20	$20
Laboratory equipment and software	17,506	18,295
Construction in process	1,141	1,141
Total property and equipment	18,667	19,456
Less: accumulated depreciation	(14,159)	(14,585)
Total property and equipment, net, related to discontinued operations	$4,508	$4,871

Depreciation expense was $0 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively. Assets transferred to held for sale are no longer depreciated.

Intangibles, net, consists solely of licensed intangible assets acquired from Biotronik relating to the force sensing ablation catheter, which is part of the Company's operations that it intends to sell. The Company recorded amortization expense related to the above intangible assets of $0 million and $0.17 million for the years ended December 31, 2024 and 2023, respectively. Intangible assets held for sale are no longer amortized.

The revenues and expenses associated with discontinued operations included in the Company's consolidated statements of operations and comprehensive loss were as follows (in thousands):

	December 31, 2024	December 31, 2023
Major line items constituting pretax loss of discontinued operations

Revenue	$—	$10,937

Cost of product sold	—	(19,002)
Research and development	189	(18,335)
Selling, general and administrative	(520)	(18,852)
Restructuring	(3,418)	(6,324)
Impairment of inventory	—	(384)
Impairment of prepaid assets and other current assets	—	(580)
Impairment of property and equipment	—	(621)
Impairment from held for sale classification	(1,250)	(16,369)

Loss from discontinued operations before income taxes	(4,999)	(69,530)
Income tax expense	12	212
Net loss from discontinued operations	$(5,011)	$(69,742)

The following table sets forth the breakdown of Company’s discontinued operations revenue for disposables, systems and service/other for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Disposables	$—	$8,082
Systems	—	1,254
Service/Other	—	1,601
Total revenue		$10,937
The following table provides discontinued operations revenue by geographic location for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
United States	$—	$4,450
Outside the United States	—	6,487
Total revenue	$—	$10,937

Impairment of Inventory

For the year ended December 31, 2023, certain inventory was impaired as a result of the strategic decision to wind down the mapping and ablation business. The Company determined that certain non-left-heart access inventories needed to be destroyed or that the net realizable value for certain inventories was lower than cost, resulting in an impairment expense recognition of approximately $0.4 million related to its inventory for the year ended December 31, 2023. The balance of remaining inventory in discontinued operations at December 31, 2024 and 2023 was $12.8 million and $12.8 million, respectively. At December 31, 2024, the Company determined that all inventory was unexpired, useable, sellable and at its net realizable value.

Impairment of Prepaid Assets and Other Current Assets

For the year ended December 31, 2023, certain prepaid assets and other current assets were impaired as a result of the strategic decision to wind down the mapping and ablation business. The Company determined that for these prepaid assets and other current assets it could not seek a refund, however, the service related to the respective asset was no longer required due to the business shift, resulting in an impairment expense recognition of approximately $0.6 million related to its prepaid assets and other current assets for the year ended December 31, 2023. The remaining balance of prepaid assets and other current assets in discontinued operations at December 31, 2024 and 2023 was $0.2 and $0.9 million, respectively.

Impairment of Property and Equipment

For the year ended December 31, 2023, certain property and equipment were impaired as a result of the strategic decision to wind down the mapping and ablation business. The Company determined that certain property and equipment that had been tailored or integrated in ways specific to the Company, had no salvage value or the efforts to separate and/or transfer/sell the property and equipment was cost prohibitive, resulting in an impairment expense recognition of approximately $0.6 million related to property and equipment for the year ended December 31, 2023. The remaining balance of property and equipment in discontinued operations at December 31, 2024 and 2023 was $4.5 and $4.9 million, respectively. During the year ended December 31, 2024, $0.4 million of net assets held for sale were sold.

Impairment of Assets Classified as Held for Sale

For the year ended December 31, 2023, certain intangible assets, inventory and property and equipment were impaired as a result of meeting the criteria to be classified as held for sale. The Company engaged an independent third-party to determine the fair value of the assets held for sale (“disposal group”.) The Company determined that the carrying value of $3.6 million (fair value of $3.8 million less estimated costs to sell of $0.2 million) of the disposal group was less than the book values of the disposal group, thus, the Company recorded an impairment charge related to the held for sale classification of $16.4 million for the year ended December 31, 2023. With the Biotronik settlement during the third quarter of 2024, the Company recognized additional contingent consideration of $1.7 million related to the cost to sell the mapping and ablation business, which was adjusted in the fourth quarter of 2024 to $1.25 million based on a letter of intent received by the Company for the purchase of certain assets of the discontinued operation. Due to the nature of estimates, the actual amounts realized upon sale may be more than or less than the estimated carrying value of the disposal group. Any difference will be recognized as a gain or loss in discontinued operations of future financial statements. The fair value measurements of the assets held for sale are based on significant inputs that are unobservable and thus represents Level 3 measurements.

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

The restructuring activities related to employee termination and contract termination activities were substantially completed by the end of the first quarter of 2024. However, due to the Biotronik settlement, an additional $2.5 million of restructuring expense was accrued related to other restructuring cost; and, was paid as of December 31, 2024. Additionally, an additional $1.25 million of loss recognized on assets held for sale was recorded as December 31, 2024, to account for additional contingent consideration on a qualifying sale of assets, in which subsequent to December 31, 2024, the Company received a letter of intent from a third party. (See Footnote 12, Commitments and Contingencies, for further information.)

The following summarizes the restructuring activities and their related accruals as of December 31, 2024:

	Employee	Contract
	Termination Costs	Termination Costs	Other Costs	Total

Restructure Accrual Balance at 12/31/2023	$3,493	$2,156	$—	$5,649
Payments	(3,272)	(1,171)	(2,510)	(6,953)
Accrual release (non-cash)	(221)	(985)	—	(1,206)
Biotronik settlement	—	—	2,510	2,510
Restructure Accrual Balance at 12/31/24	$—	$—	$—	$—

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

The $20.0 million OEM Earnout was achieved in October 2022 and payment was received in November 2022, of which $1.6 million is held in escrow and recorded as restricted cash on the consolidated balance sheets. The $17.0 million Transfer Earnout was achieved in December 2022 and payment was received in January 2023, of which $1.4 million is held in escrow and recorded as restricted cash on the consolidated balance sheets. Following the termination of the escrow account in accordance with the Asset Purchase Agreement, the amounts in escrow were released. December 31, 2024, the Company has no restricted cash recorded on the consolidated balance sheet. During the year ended December 31, 2024, $11.1 million was earned under item (iii) and $1.8 million was recorded as a receivable on the consolidated balance sheet as of December 31, 2024.

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

For the year ending December 31, 2024, the Company recorded the following amounts, resulting in a net gain of $10.8 million related to the sale of business to Medtronic, calculated as the difference between the non-contingent consideration earned, less direct transaction costs (in thousands):

December 31, 2024

Net Sales Earnout as of December 31, 2024	$11,149
Transaction costs	(335)
Gain on sale of business, net	$10,814

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

Note 5—Marketable Securities
As of December 31, 2024. the Company did not hold any marketable securities held for sale.
Marketable securities consisted of the following as of December 31, 2023 (in thousands):

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
Note 6—Inventory
Inventory as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Raw materials	$1,186	$3,428
Work in process	583	319
Finished goods	21	531
Total inventory	$1,790	$4,278
Inventory is recorded net of write-downs and manufacturing scrap of $1.1 million and $3.2 million or the for the years December 31, 2024 and 2023, respectively.

Note 7—Property and Equipment, Net
The Company’s property and equipment, net, consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023

Furniture and fixtures	$432	$432
Office equipment	1,537	1,537
Laboratory equipment and software	1,274	1,494
Leasehold improvements	949	979
Construction in process	41	7
Total property and equipment	4,233	4,449
Less: accumulated depreciation	(3,716)	(3,624)
Property and equipment, net	$517	$825

Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
Note 8—Segments
The Company operates in one segment focused on the manufacture and distribution of Medtronic's LHA portfolio products pursuant to the Distribution Agreement. The LHA portfolio products segment recognizes revenue when title to the LHA products are transferred to Medtronic, which occurs when the LHA products are shipped from the Company's facility (or via FOB shipping point). Revenues are primarily from the United States.
The CEO & CFO who is the chief operating decision maker ("CODM") manages the business based on non-GAAP operating expenses and consolidated EBITDA for the purposes of assessing performance and making operating decisions.
The CODM uses non-GAAP operating expenses to monitor budget versus actual results, which facilitates the assessment of the Company's performance. Consolidated EBITDA is used by the CODM to determine the overall spending of the Company. The measurement of segment assets is reported on the balance sheet as consolidated assets.
The Company does not have any significant segment expenses that are not already reported on the Company's consolidated statement of operations. Additionally, the Company does not have intra-entity sales or transfers.
The accounting policies of the Company's one reportable segment are those described in the summary of significant accounting policies.
The table below presents segment reporting and a reconciliation to the consolidated statement of operations for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
OEM LHA Segment Reporting:

Revenue	$20,157	$7,164
Cost of product sold	19,066	10,013
Gross profit (loss)	1,091	(2,849)

Operating expenses:
Research and development	—	3,436
Selling, general and administrative	10,055	11,368
Non-GAAP operating expenses	10,055	14,804

Non-GAAP operating loss	(8,964)	(17,653)
Less depreciation and amortization	297	191
EBITDA	(8,667)	(17,462)

Reconciliation to consolidated net loss:
Interest expense, net	(4,995)	(3,067)
Depreciation	(297)	(191)
Stock-based compensation	(459)	(3,032)
Change in fair value of contingent consideration	—	(123)
Restructure	(1,448)	—
Other income	301	—
Change in fair value of warrant liability	215	2,937
Gain on sale from business	10,814	9,080
Loss from continuing operations before taxes	(4,536)	(11,858)
Income tax (benefit) expense	—	63
Loss from continuing operations	(4,536)	(11,921)
Discontinued operations:
Loss from discontinued operations before taxes	(4,999)	(69,530)
Income tax expense	12	212
Loss from discontinued operations	(5,011)	(69,742)
Net loss	$(9,547)	$(81,663)

Note 9—Accrued Liabilities
Accrued liabilities related to continuing operations consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023

Compensation and related expenses	$983	$2,225
Professional fees	624	378
Other*	1,399	284
Total accrued liabilities	$3,006	$2,887

*For the year ended December 31, 2024, other is principally comprised of accruals related to the downsizing restructuring.

Note 10—Debt
Outstanding debt as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

2022 Credit Agreement(1)	$34,450	$36,792
Total outstanding debt, gross	34,450	36,792
Less: Unamortized debt discount and fees	(1,881)	(2,274)
Total outstanding debt	$32,569	$34,518
(1)With Amendment No.4 (see further discussion below), the 2022 Credit Agreement includes an increase in the final payment fees to $2.0 million.
2022 Amended and Restated Credit Agreement
On June 30, 2022, the Company amended and restated its prior debt facility. The amended and restated credit agreement is with related parties Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively referred to as “Deerfield”, the "Deerfield Funds" or "Lenders") and is for an aggregate principal amount of $35.0 million and has a 5-year term. Proceeds from the 2022 Credit Agreement, along with cash on hand, were used to repay the prior debt facility and to pay related fees and expenses.

The 2022 Credit Agreement bears an annual interest of 9% plus the one-month adjusted term Secured Overnight Financing Rate (applying a 2.50 % minimum rate). From date of closing, amortization payments were originally due as follows,:

•$2,500,000 of the principal due at the end of month 24;
•$7,500,000 of the principal due at the end of month 36;
•$10,000,000 of the principal due at the end of month 48; and
•$15,000,000 due at the end of month 60.
The 2022 Credit Agreement is subject to prepayment penalties and originally provided for final payment fees of an additional $1.8 million due upon prepayment, on the maturity date or upon acceleration.
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
On November 13, 2024, the Company and Deerfield entered into Amendment No. 4 (“Amendment No. 4”) to the 2022 Credit Agreement. Pursuant to Amendment No. 4, the Credit Agreement was amended to (i) adjust the amortization schedule of the Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September 30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5% to 6% of the principal amount of the loans prepaid or repaid. Except as amended by Amendment No. 4, the remaining terms of the amended and restated 2022 Credit Agreement remain in full force and effect.
As of December 31, 2024, $2.6 million has been paid, inclusive of $0.13 million in fees.
In connection with entering into the 2022 Credit Agreement, the Company entered into a warrant purchase agreement (the "2022 Warrant Purchase Agreement") with Deerfield, pursuant to which the Company issued to Deerfield warrants to purchase up to an aggregate 3,779,018 shares of the Company's common stock at an exercise price of $1.1114 per warrant share for a period of 8 years following issuance (the "2022 Warrants").
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
Additionally, the Company had leased approximately 3,900 square feet of office space in Zaventem, Belgium under a non-cancelable operating lease that expired on December 31, 2024 and was not renewed. The lease was subject to variable charges that were determined annually for common area maintenance and other costs based on actual costs, and base rent was subject to an annual increase each year based on an index rate.
During the second quarter of 2024, the Company entered into two subleases with unrelated third parties at the Carlsbad property. The Company was not relieved of its primary obligations under the Carlsbad lease ("head lease") and, therefore, became the intermediate lessor of the subleases. Pursuant to ASC 842, the subleases are operating leases related to property, plant and equipment. The Company determined that the sublease income was more than the remaining lease cost on the head lease, and as such, there was no impairment of the head lease's right-to-use assets. The Company also determined that the head lease did not need to be remeasured as the lease term of the subleases was not longer than the remaining term of the head lease. Additionally, there are no residual value guarantees on the subleases. The Company recorded the sublease income as other revenue in the other income (expense) section of the condensed consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2024, sublease income was less than $0.3 million.
The following table summarizes quantitative information about the Company’s operating leases for the year ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023

Operating cash flows from operating leases	$290	$756
Weighted average remaining lease term – operating leases (in years)	3.0	4.0
Weighted average discount rate – operating leases	7.0%	7.0%

The following table provides the components of the Company’s operating lease expense for the year ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Operating leases
Operating lease cost	$1,020	$1,006
Variable lease cost	378	324
Total operating lease expense	$1,398	$1,330

As of December 31, 2024, future minimum payments under the non-cancelable operating leases under ASC 842 were as follows (in thousands):

Year ending December 31, 2025	1,151
Year ending December 31, 2026	1,185
Year ending December 31, 2027	1,221
Total	3,557
Less: present value discount	(362)
Operating lease liabilities	$3,195
Note 12—Commitments and Contingencies
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
Biotronik Arbitration
On October 15, 2024, the Company and Biotronik SE & Co. KG (“Biotronik”) and VascoMed GmbH (“VascoMed”, and together with Biotronik, the “Biotronik Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) terminating the Relevant Agreements (as defined below) (except for certain surviving obligations specified therein), settling the Arbitration (as defined below) relating to the Relevant Agreements and releasing and discharging each party of all claims against the other, including any claims that were or could have been asserted in the Arbitration. Pursuant to the Settlement Agreement, the Company must pay to Biotronik (i) an initial settlement payment of approximately $2.5 million; (ii) contingent payments of (x) in the event of a Qualifying Asset Sale (as defined in the Settlement Agreement), an amount equal to 50% of the aggregate cash consideration received; (y) in the event of a Change of Control (as defined in the Settlement Agreement) of the Company involving a Competitive Company (as defined in the Settlement Agreement), (A) initial amounts of $8.0 million and 5% of the aggregate upfront consideration received, with the latter not to exceed approximately $25.0 million (“Agreed Upfront Consideration”) and (B) additional amounts if additional consideration is received, up to approximately $25.0 million in aggregate (including the Agreed Upfront Consideration); and (z) in the event of a Change of Control not involving a Competitive Company, with certain exceptions, an amount equal to 25% of the aggregate cash consideration received.

At September 30, 2024, the Company recorded $2.5 million in discontinued operations restructuring liability related to the Biotronik settlement. A Qualifying Asset Sale per the Settlement Agreement can be triggered by an asset only sale which is a lower threshold than a business combination. The Company has already designated certain assets as held for sale on its balance sheet (see Footnote 3, Discontinued Operations, Assets Held for Sale and Restructuring, for further details), which such disposal transaction would give rise to a Qualifying Asset Sale but not a Change of Control. The Company determined that the contingent payment as a result of a potential Qualifying Asset Sale represents an additional cost to sell. As such, the Company adjusted its valuation allowance against the assets held for sale by $1.7 million, based on the formula prescribed in the Settlement Agreement, to account for the contingent payment to the Biotronik Parties.

As of December 31, 2024, the Company has paid the $2.5 million related to the Biotronik settlement. Additionally, at December 31, 2024, the Company reduced the valuation allowance against the assets held for sale to $1.25 million based on a letter of intent received in January 2025 from a buyer for the purchase of assets related to the Biotronik settlement for $2.5 million. The sale of the assets held for sale, however, has not yet been finalized, and, as such, it is possible that the contingent payment amount could differ from the amount recorded. With regard to a Change of Control event, the Company determined a Change of Control event cannot be considered probable and, therefore, should not be accrued until such transaction has occurred.

Note 13—Warrants
As of December 31, 2024 and December 31, 2023, the outstanding warrants to purchase the Company’s common stock consisted of the following:

	Exercise Price	Expiration Date	December 31, 2024	December 31, 2023

Warrants issued in 2015	$5.25	1/30/25	3,808	3,808
Warrants issued with 2018 Convertible Notes	$0.10	6/7/28	346,689	346,689
Warrants issued with 2018 Term Loan	$16.67	7/31/28	26,998	26,998
Warrants issued with 2019 Credit Agreement	$16.67	5/20/29	419,992	419,992
Warrants issued with 2022 Credit Agreement	$1.11	6/30/30	3,779,018	3,779,018
Total Warrants			4,576,505	4,576,505

There was no warrant activity during the year ended December 31, 2024.

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

In accordance with ASC 480, the 2022 Warrants are recorded at fair value on the consolidated balance sheets as a warrant liability. Changes in fair value are recognized as a change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, a favorable fair value change of $0.2 million was recognized.

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
Common Stock
During the December 31, 2024 and 2023, stock options to acquire 0 shares and 3,218 shares, respectively, were exercised for shares of the Company's common stock with proceeds of $0 million and less than $0.1 million and respectively. Additionally in conjunction with the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), during the December 31, 2024 and 2023, 0 shares and 45,162 shares, respectively, of common stock were issued for consideration of less than $0.0 million and $0.1 million, respectively. During the December 31, 2024 and 2023, the Company issued 598,638 shares and 710,631 shares, respectively, of common stock upon vesting of RSUs.
Note 15—Stock-Based Compensation
2022 Inducement Equity Incentive Plan
The 2022 Inducement Equity Incentive Plan (the “2022 Plan”), which permits the granting of nonstatutory stock options, RSUs, RSAs, stock appreciation rights, performance share units ("PSUs"), performance shares and other equity-based awards to employees, directors and consultants, became effective on March 30, 2022. As of December 31, 2024, 6,000,000 shares of common stock were authorized for issuance under the 2022 Plan, of which 5,958,365 remain available for issuance under the 2022 Plan.
2020 Equity Incentive Plan
The 2020 Equity Incentive Plan (the “2020 Plan”), which permits the granting of nonstatutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, performance shares and other equity-based awards to employees, directors and consultants became effective on August 5, 2020. As of December 31, 2024, 4,431,305 shares of common stock were authorized for issuance under the 2020 Plan and 5,887,381 shares remain available for issuance under the 2020 Plan.
2011 Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) permits the granting of incentive stock options, non-statutory stock options, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. As of December 31, 2024,16,902 shares of common stock were authorized for issuance under the 2011 Plan and 0 shares remain available for issuance under the 2011 Plan. No additional awards will be granted under the 2011 Plan. Shares that become available for issuance from the outstanding awards under the 2011 Plan due to forfeiture, or otherwise, will become available for issuance from future awards under the 2020 Plan.
Stock Options
Stock options granted generally vest over four years and have a 10-year contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company's common stock became publicly traded in August 2020 and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

There were no stock options awards granted during the year ended December 31, 2024. The following assumptions were used to estimate the fair value of stock options for the for the year ended December 31, 2023:

2023

Risk-free interest rate	3.91% - 4.27%
Expected dividend yield	—
Expected term in years	5.5 - 5.6
Expected volatility	75% - 85%
The Company's stock option activity for the year ended December 31, 2024 was as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,904,723	$1.98	7.8	$—
Options granted	—	—
Options exercised	—	—		$—
Options forfeited	(1,395,921)	1.34
Outstanding as of December 31, 2024	508,802	$3.72	7.6	$—
Options vested and expected to vest December 31, 2024	508,802	$3.72	7.6	$—
Options exercisable December 31, 2024	508,802	$3.72	7.6	$—
For options in the money, the aggregate intrinsic value for options outstanding in the above table represents the product of the number of options outstanding multiplied by the difference between the per share fair value of the Company’s common stock on the last day of the fiscal period, which was $0.06 and $0.20 as of December 31, 2024 and December 31, 2023, respectively, and the exercise price. The aggregate intrinsic value for options exercised in the above table represents the product of the number of options exercised multiplied by the difference between the per share fair value of the Company’s stock on the date of exercise and the exercise price. As of December 31, 2024, all outstanding stock options were approved by the Company's board of directors for accelerated vesting, and therefore, total unrecognized compensation related to unvested stock option awards granted was $—, which the Company expects to recognize over a weighted-average period of approximately 0.00 years.
Restricted Stock Units (RSUs)
The Company’s RSU activity for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2023	2,185,330	$2.18
Granted	—	—
Forfeited	(1,286,853)	2.51
Vested	(898,477)	1.70
Unvested as of December 31, 2024	—	$—

As of December 31, 2024, all outstanding RSUs were approved by the Company's board of directors for accelerated vesting and, therefore, at December 31, 2024, there was zero of unrecognized compensation related to unvested RSUs.
Total Stock-Based Compensation
The following table summarizes the total stock-based compensation expense for the stock options, RSUs and RSAs recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Year Ended December 31, 2024		Year Ended December 31, 2023
	2024	2023	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Cost of products sold	$(64)	$454	$78	$(142)	$288	$166
Research and development	(558)	1,167	—	(558)	46	1,121
Selling, general and administrative	(642)	4,112	381	(1,023)	2,698	1,414
Total stock-based compensation	$(1,264)	$5,733	$459	$(1,723)	$3,032	$2,701
The employee terminations in conjunction with the Strategic Restructuring resulted in the credit to stock-based compensation for the year ended December 31, 2024. Forfeitures due to the Strategic Restructuring comprised $1.0 million the credit and Type III equity modifications related to accelerated RSU vesting comprised $0.5 million of the credit, with the credit resulting from the decrease in RSU fair value due to the decline in the Company's stock price. The Type I modifications related to the Company's board of directors approving accelerated vesting on remaining unvested stock options and RSUs resulted in de minimis incremental stock-based compensation.
Note 16—Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share includes the potential impact of the Company’s convertible preferred stock, common stock options, RSUs, RSAs, intended ESPP purchases and warrants when such shares are not anti-dilutive. In accordance with ASC 260, Earnings Per Share, if a Company had discontinued operations, the Company uses income from continuing operations, adjusted for preferred dividends and similar adjustments, as its control number to determine whether potential common shares are dilutive. For the years ended December 31, 2024 and 2023, the Company reported loss from continuing operations, discontinued operations and net loss per common share, and, therefore, basic and diluted net loss per common share are the same.
The table below provides potentially dilutive securities not included in the calculation of diluted loss per common share for loss from continuing operations, loss from discontinued operations and net loss because to do so would be anti-dilutive:

	Year Ended December 31,	Year Ended December 31,
	2024	2023

Shares issuable upon:
Conversion of Series A Common Equivalent Preferred Stock	6,665,841	6,665,841
Exercise of common stock warrants	4,576,505	4,576,505
Exercise of stock options	—	1,039,564
Vesting of RSUs and RSAs	898,477	2,185,330
Total potentially dilutive securities	12,140,823	14,467,240

Note 17—401(k) Retirement Plan
The Company has a 401(k) retirement savings plan that provides retirement benefits to substantially all full-time U.S. employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company provided no contributions to the 401(k) retirement savings plan for the for the years ended December 31, 2024 and 2023.

Note 18—Income Taxes
The components of pretax loss from continuing operations for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
U.S.	$(4,536)	$(11,858)
Foreign	—	—
Pretax loss from continuing operations	$(4,536)	$(11,858)
The components of income tax expense for continuing operations are as follows (in thousands):

	December 31,
	2024	2023
Federal	$—	$—
State	—	63
Foreign	—	—
Total provision for income taxes	$—	$63
A provision for state and foreign income taxes was less than $0.0 and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Current income taxes are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL carryforwards and R&D tax credit carryforwards.
The following table presents a reconciliation of income tax computed at the U.S. federal statutory tax rate to the total income tax expense for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at federal statutory rate	$(970)	21.0%	$(2,490)	21.0%
Adjustments for tax effects of:
State taxes, net	(263)	5.7%	(271)	2.3%
Permanent adjustments	(205)	4.5%	(750)	6.3%
Stock based compensation expense	—	—%	2,616	(22.1)%
Research and development credit	—	—%	(1,720)	14.5%
Unrecognized tax benefit	—	—%	626	(5.3)%
Rate change	(612)	13.3%	—	—%
Return to provision	(543)	11.8%	(1,959)	16.5%
Valuation allowance	2,593	(56.2)%	4,012	(33.8)%
Income tax expense	$—	—%	$63	(0.5)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$105,760	$96,679
Stock-based compensation	439	1,031
Research and development credit	11,733	11,733
Capitalized research costs	10,320	12,679
Intangible assets	394	93
Accrued compensation	69	733
Debt	549	623
Lease liability	801	929
Inventory	3,274	6,811
Other	1,995	1,241
Total gross deferred tax assets	135,334	132,552
Valuation allowance	(134,335)	(131,395)
Net deferred tax asset	$999	$1,157

Deferred tax liabilities:
Property and equipment	(163)	(249)
Right of use assets	(617)	(747)
Prepaid expenses	(108)	(47)
Other	(111)	(115)
Total deferred tax liabilities	(999)	(1,157)
Net deferred tax assets (liabilities)	$—	$—
In assessing the realizability of deferred tax assets as of December 31, 2024 and 2023, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the NOL carryforwards and R&D credit carryforwards will be used. The Company determined it is more likely than not that its net deferred tax assets will not be realized. Accordingly, a valuation allowance was recorded as of December 31, 2024 and 2023 to fully offset the net deferred tax assets of $134.3 million and $131.4 million, respectively.
The following table presents NOLs and tax credit carryforwards as of December 31, 2024 (in thousands):

	Amount	Expiration Years
NOLs, federal (post-December 31, 2017)	$365,646	Indefinite (1)
NOLs, federal (pre-January 1, 2018)	$93,096	2031	-	2037
NOLs, state	$131,140	2026	-	2044
NOLs, state (post-December 31, 2017)	$19,006	Indefinite (1)
Research and development tax credits, federal	$11,087	2031	-	2043
Research and development tax credits, California	$7,183	Indefinite
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
The following table summarizes the changes to unrecognized tax benefits as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$5,481	$4,795
Gross increases – tax positions in current period	—	556
Gross increases – tax positions in prior period	—	130
Gross decreases – tax positions in prior period	—	—
Balance at end of year	$5,481	$5,481
As of December 31, 2024, the Company has unrecognized tax benefits of $5.5 million of which $5.5 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.
The Tax Cuts and Jobs Act enacted in 2017 requires taxpayers to capitalize and amortize R&D expenditures for tax purposes incurred in tax years beginning after December 31, 2021. The rule resulted in the Company's capitalization of R&D expenditures of approximately $0.0 million and $20.6 million incurred during 2024 and 2023, respectively.  For R&D performed in the U.S., the Company will amortize costs capitalized for tax purposes over 5 years and for R&D performed outside the U.S, the Company will amortize costs capitalized for tax purposes over 15 years.

Note 19—Related Party Transactions
Consulting Agreement
The Company had a consulting agreement with the chairman of the Company’s board of directors. The Company recorded approximately $0 and less than approximately $0.1 million for the years ended December 31, 2024 and 2023, respectively.

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

The liability for the loan balance related to the 2022 Credit Agreement recorded on the Company's consolidated balance sheets was $32.6 million and $34.5 million as of December 31, 2024 and 2023, respectively. The Company recorded interest expense related to the debt on the consolidated statements of operations and comprehensive loss of $5.8 million and $5.7 million for the years ended December 31, 2024 and 2023, respectively.

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
Note 20—Subsequent Events
2022 Credit Agreement Amendment No.5
On January 21, 2025, the Company and Deerfield entered into Amendment No. 5 (“Amendment No. 5”) to the 2022 Credit Agreement (as amended and restated.) Pursuant to Amendment No. 5, the 2022 Credit Agreement is being amended to allow the Company to effect the deregistration of its common stock, par value 0.001 per share, with the U.S. Securities and Exchange Commission (the “SEC”), including the termination of the Company’s periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Deregistration”) and, among other things: (i) provides that Deerfield will receive a consent fee in the form of a contingent value right payable upon certain triggering events in an amount equal to the lesser of $300,000 or 5.0% of the aggregate amount of total value that would otherwise be available to the Company’s equityholders (the “Consent Fee”); (ii) modifies the financial reporting requirements under the 2022 Credit Agreement, including requiring delivery of cash flow forecasts to Deerfield; (iii) requires the appointment of a Chief Restructuring Officer of the Company; and (iv) modifies the negative covenants to limit the Company’s business activities and requires the Company to maintain minimum liquidity of $5 million. The effectiveness of Amendment No. 5 was conditioned upon the occurrence of the Deregistration on or prior to January 31, 2025 (or such other date as agreed to by Deerfield in their sole discretion).

In connection with entry into Amendment No. 5 and the Deregistration, the Company also entered into certain other agreements, including: (i) a contingent value rights agreement to provide for payment of the Consent Fee by the Company to Deerfield (the “Contingent Value Rights Agreement”); (ii) a warrant termination agreement to terminate (a) warrants to purchase 224,118 shares of Common Stock pursuant to that certain Warrant to Purchase Shares of Common Stock of the Company dated as of June 7, 2018 (the “2018 Warrants”), (b) warrants to purchase 209,996 shares of Common
Stock pursuant to that certain Warrant dated as of May 20, 2019 (the “2019 Warrants”) and (c) warrants to purchase 3,779,018 shares of Common Stock pursuant to that certain Warrant to Purchase Shares of Common Stock of the Company dated June 30, 2022 (the “2022 Warrants”) for a fee equal to $250,000 in the aggregate paid by the Company to Deerfield (the “Warrant Termination Agreement”) and (iii) a registration rights termination agreement to terminate the registration rights agreement, dated June 30, 2022, among the Company and Deerfield and withdraw the registration statement on Form S-3 filed with the SEC (File No. 333-266804) in connection with the sale from time to time of the Company’s securities held by
Deerfield and terminate the offer and/or sale of securities under such registration statement (the “Registration Rights Termination Agreement” and,together with Amendment No. 5, the Contingent Value Rights Agreement and the Warrant Termination Agreement, the “Transaction Documents”).

Notice of Securities Registration Termination

On January 24, 2025, the Company filed with SEC certification and notice of termination of registration under Section 12(g) of the Securities and Exchange Act of 1934 under Rule 15d-6.

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
Changes in Internal Control Over Financial Reporting
As of December 31, 2024, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by our directors and executive officers during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers as of February 28, 2025:

Name	Age	Position
Takeo Mukai	44	Chief Executive Officer and Chief Financial Officer

There are no family relationships between any of our directors and any of our executive officers.

Takeo Mukai. Mr. Mukai has served as our Chief Executive Officer and Chief Financial Officer since January 2024. Mr. Mukai previously served as our Senior Vice President, Chief Financial Officer from January 2023 to January 2024 and as the Company’s interim Chief Financial Officer from August 2022 to January 2023 and as Vice President, Finance from July 2021 to August 2022. Prior to his service with the Company, Mr. Mukai served in various roles of increasing responsibility with Medtronic from 2007 to 2021, including: Finance Director, Neurovascular and Cerebrospinal Fluid Business Units, from July 2019 to July 2021; Finance Director, Global Growth Platforms, from May 2018 to July 2019; and Finance Director, Type 2 Diabetes Business Unit, from August 2014 to May 2018. Mr. Mukai received a B.S. in Business Administration from the Carnegie Mellon University and an M.B.A. from the University of Southern California, Marshall School of Business.

Information about Our Board of Directors

The following table sets forth certain information concerning our board of directors as of February 28, 2025:

Name	Age	Director Since	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
John Sheridan	69	2021	✓		Chair
Niamh Pellegrini	58	2021	✓	✓	✓
Shaden Marzouk, M.D.*	54	2020	✓	✓		✓
Andrew ElBardissi, M.D.	43	2017	✓		✓	✓
Jason Garland	51	2022	✓	Chair
David P. Bonita, M.D.	49	2016	✓			Chair

*Board Chair

Board Biographies

A brief biography of each director is also set forth below, which includes information, as of February 28, 2025, regarding specific and particular experience, qualifications, attributes or skills of each director e that led the Nominating and Corporate Governance Committee and the board of directors to believe that the director should serve on the Board.

John Sheridan. Mr. Sheridan has served as a member of our board of directors since March 2021. Mr. Sheridan has been a member of the executive management team of Tandem Diabetes Care, Inc. (“Tandem”), a medical device company dedicated to improving the lives of people with diabetes, since April 2013, including as President and Chief Executive Officer since March 2019 and as a member of Tandem’s board of directors since June 2019. He previously served as Chief Operating Officer of Rapiscan Systems, Inc., a provider of security equipment and systems, from March 2012 to February 2013, and as Executive Vice President of Research and Development and Operations for Volcano Corporation, a medical technology company, from November 2004 to March 2010. Mr. Sheridan holds a B.S. in Chemistry from the University of West Florida and an M.B.A. from Boston University.

We believe Mr. Sheridan is qualified to serve on our board of directors due to his background as a public company Chief Executive Officer and his extensive experience coupled with his leadership of successful medical technology organizations.

Niamh Pellegrini. Ms. Pellegrini has served as a member of our board of directors since August 2021. Previously, from July 2019 to June 2023, she served as the Chief Commercial Officer of Nevro, Inc., a medical device company dedicated to helping patients suffering from chronic pain achieve lasting relief. From September 2018 to June 2019, Ms. Pellegrini served as Vice President of Global Commercial Operations for Abbott Laboratories, and from April 2016 to September 2018, she served as Chief Executive Officer and President at Autonomic Technologies, Inc. Ms. Pellegrini has also held positions in leadership, global business development, strategy and commercial with Thoratec Corporation and Johnson & Johnson. She earned both a B.S. and an M.B.A. from Santa Clara University.

We believe Ms. Pellegrini is qualified to serve on our board of directors due to her extensive background in commercial operations as well as her experience in global business development.

Shaden Marzouk, M.D. Dr. Marzouk has served on our board of directors since August 2020 and as Chairperson since January 2024. Dr. Marzouk is currently the U.S. Chief Executive Officer of GenesisCare, a position she has held since August 2022. From July 2021 to June 2022, Dr. Marzouk was Chief Executive Officer, Health, of Hudson’s Bay Company. From March 2020 to July 2021, Dr. Marzouk was President and Chief Executive Officer of CareMore Health and Aspire Health, subsidiaries of Anthem, Inc. From September 2018 to February 2020, Dr. Marzouk was Managing Director, Health and Global Health Innovation, of AXA S.A.’s (“AXA”) health insurance and health services business in Asia. Prior to AXA, Dr. Marzouk served as Cardinal Health, Inc.’s Medical Segment Chief Medical Officer from November 2016 to August 2018, its Senior Vice President, Clinical Operations from April 2015 to August 2016 and its Vice President, Clinical Operations from February 2012 to April 2015. From September 2016 to October 2016, Dr. Marzouk also briefly served as Chief Medical Officer at Oscar Insurance Corp. Dr. Marzouk previously served in the U.S. Army on active duty from July 2006 to July 2009, where she practiced as a neurosurgeon and served in Iraq as a Major. Dr. Marzouk obtained a B.A. from the Washington University in St. Louis, an M.D. from St. Louis University School of Medicine and an M.B.A. from The Fuqua School of Business at Duke University.

We believe Dr. Marzouk is qualified to serve on our board of directors due to her background in leading health technology companies as well as her international experience.
Andrew ElBardissi, M.D. Dr. ElBardissi has served as a member of our board of directors since July 2017. Dr. ElBardissi has been a Partner at Deerfield Management Company, L.P. (“Deerfield Management”) since 2017. Previously, he served as a Principal at Longitude Capital Management Co., LLC, a private investment firm that focuses on venture growth investments in drug development and medical technology, from January 2014 to January 2017. Prior to that, Dr. ElBardissi served as an Associate in J.P. Morgan Chase & Co.’s Healthcare Investment

Banking practice from June 2011 to July 2013. Dr. ElBardissi received a B.S. in biology (Phi Beta Kappa) from the Schreyer Honors College at the Pennsylvania State University, an M.P.H. in quantitative methods from Harvard University, an M.B.A. from Harvard Business School and an M.D. from the Mayo Clinic College of Medicine.
We believe Dr. ElBardissi’s extensive experience as a venture capital investor and a member of the boards of directors of multiple private medical technology companies qualify him to serve on our board of directors.

David P. Bonita, M.D. Dr. Bonita has served as a member of our board of directors since June 2013. Dr. Bonita is a member at OrbiMed Advisors LLC, an investment firm, where he has served in various roles of increasing responsibility since June 2004. Dr. Bonita currently serves on the boards of directors of Ikena Oncology, Inc. (NASDAQ: IKNA) since March 2016, Prelude Therapeutics, Inc. (NASDAQ: PRLD) since June 2016, Repare Therapeutics Inc. (NASDAQ: RPTX) since September 2019, and Third Harmonic Bio, Inc. (NASDAQ: THRD) since July 2020, as well as several private companies. Dr. Bonita also previously served on the boards of directors of IMARA Inc. from March 2019 to February 2023, and Tricida, Inc. from January 2014 to January 2023. Prior to OrbiMed, Dr. Bonita worked as a corporate finance analyst in the healthcare investment banking groups of Morgan Stanley and UBS. He received his B.A. in biology from Harvard University and his joint M.D./M.B.A. from Columbia University.

We believe Dr. Bonita is qualified to serve on our board of directors due to his extensive experience as a venture capital investor and as a member of the boards of directors of multiple private and public medical technologies companies.

Jason Garland. Mr. Garland has served as a member of our board of directors since August 2022. Mr. Garland has served as Chief Financial Officer of Repligen Corporation since September 2023. Previously, Mr. Garland served as Executive Vice President & Chief Financial Officer of Integer Holdings Corporation from October 2018 to May 2023. Prior to that, Mr. Garland served as Divisional Vice President & Chief Financial Officer, Global Sales, at Tiffany & Co. from October 2017 to October 2018 and Divisional Vice President & Chief Financial Officer, Diamond & Jewelry Supply, at Tiffany & Co. from July 2015 to October 2017. Prior to Tiffany & Co., since the late-1990s, Mr. Garland served in various financial and accounting roles of increasing responsibility with affiliates of General Electric Company, including with GE Energy Management, GE Aviation Services and GE Oil & Gas Global Services. Mr. Garland received a B.S. in Chemical Engineering from the University of New Hampshire, Durham.

We believe Mr. Garland is qualified to serve on our board of directors due to his background as a public company Chief Financial Officer as well as his previous extensive experience in various finance and accounting roles.

Delinquent Section 16(a) Reports

The Company’s directors, executive officers and 10% percent stockholders file reports with the SEC indicating the number of shares of any class of the Company’s equity securities that they owned when they became a director, executive officer or 10% percent stockholder and, after that, any changes in their ownership of the Company’s equity securities. The Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Exchange, during the most recent fiscal year.

Information Regarding Committees of the Board of Directors

The board of directors has a number of committees that perform certain functions for the board. The current committees of the board of directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Below is a description of each committee of the board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The board of directors has determined that each member of each committee meets the applicable Nasdaq listing standards and relevant securities and other laws, rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to our Company.

Audit Committee

The board of directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58) of the Exchange Act. The Audit Committee was established by the board to assist the board in its oversight of the integrity of our financial statements and internal controls, and our compliance with legal and regulatory requirements. In addition, the Audit Committee assists the board in its oversight of the qualification, independence and performance of our independent registered public accounting firm and recommends to the board the appointment of our independent registered public accounting firm.

The members of our Audit Committee are Jason Garland, Niamh Pellegrini and Shaden Marzouk. Mr. Garland is the chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations, including independence requirements specific to members of the audit committee of the board of directors of a listed company. Each member of our Audit Committee is financially literate. In addition, our board of directors has determined that all three members of our Audit Committee, Jason Garland, Shaden Marzouk and Niamh Pellegrini, are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). In making that determination, the board relied on the past business experience of Mr. Garland, Dr. Marzouk and Ms. Pellegrini. Please see the description of their business experience under the heading “Board Biographies.”

This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board of Directors. Our Audit Committee is directly responsible for, among other things:

•selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•ensuring the independence of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•considering the adequacy of our internal controls;
•reviewing material related party transactions or those that require disclosure;
•approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm; and
•reviewing key cybersecurity, privacy and other information technology risks.

Our Audit Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. In 2024, the Audit Committee met four times. The Audit Committee charter, most recently updated in June 2023, can be found in the Corporate Governance section of the Investors section of our website at https://ir.acutusmedical.com. Information on or accessible through our website is not incorporated by reference in this Form 10-K. The Audit Committee charter grants the Audit Committee authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Audit Committee considers necessary or appropriate in the performance of its duties.

As required by its charter, the Audit Committee reviews and assesses the adequacy of its charter at least annually and recommends any proposed changes to the board for its consideration.

The board annually reviews the Nasdaq listing standards’ definition of independence for Audit Committee members and has determined that all members of our Audit Committee are “independent” and “financially literate” under Nasdaq listing standards and that members of the Audit Committee received no compensation from the Company other than for service as a director.

Compensation Committee

The members of our Compensation Committee are John Sheridan, Niamh Pellegrini and Andrew ElBardissi. Mr. Sheridan is the chair of our Compensation Committee. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations, including independence requirements specific to members of the compensation committee of the board of directors of a listed company. Our Compensation Committee is responsible for, among other things:

•reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;
•reviewing and recommending to our board of directors the compensation of our directors;
•administering our stock and equity incentive plans and compensation recoupment policy;
•reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans; and
•reviewing our overall compensation philosophy.

Our Compensation Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq. During 2024, the Compensation Committee met three times. The Compensation Committee charter can be found in the Corporate Governance section of the Investors section of our website at https://ir.acutusmedical.com. Information on or accessible through our website is not incorporated by reference in this Form 10-K. The Compensation Committee charter grants the Compensation Committee sole authority to retain or obtain the advice of a compensation consultant, legal counsel or other adviser, including the authority to approve the consultant’s reasonable compensation. The Compensation Committee may select such advisers, or receive advice from any other adviser, only after taking into consideration all factors relevant to that person’s independence from management, including those independence factors enumerated by Nasdaq rules.

Under the Compensation Committee charter, the Compensation Committee may, in its discretion, delegate its duties to a subcommittee.

As required by its charter, the Compensation Committee annually reviews and assesses the adequacy of its charter and recommends any proposed changes to the board for its consideration.

Compensation Committee Processes and Procedures

The implementation of our compensation philosophy is carried out under the supervision of the Compensation Committee. The Compensation Committee charter requires that the Compensation Committee meet as often as it determines is appropriate to carry out its responsibilities under the charter. The agenda for each meeting is usually developed by the chair of the Compensation Committee, in consultation with other Compensation Committee members, management and the Compensation Committee’s independent advisors. The Compensation Committee also meets regularly in executive session. However, our Chief Executive Officer and Chief Financial Officer, in addition to the Compensation Committee’s independent advisors, may attend portions of the Compensation Committee meetings for the purpose of providing analysis and information to assist management with their recommendations on various compensation matters. Management does not participate in the executive sessions of the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is generally responsible for identifying qualified board candidates, recommending director nominees and appointments to board committees, evaluating board performance and overseeing the Company’s Corporate Governance Guidelines. The members of our Nominating and Corporate Governance Committee are David Bonita, Andrew ElBardissi and Shaden Marzouk. Dr. Bonita is the chair of our Nominating and Corporate Governance Committee. David Bonita, Andrew ElBardissi and Shaden Marzouk all meet the requirements for independence under the current Nasdaq listing standards. Our Nominating and Corporate Governance Committee is responsible for, among other things:
•identifying and recommending candidates for membership on our board of directors;
•reviewing and recommending our Code of Business Conduct and Ethics and Corporate Governance Guidelines and policies;
•reviewing proposed waivers of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics for directors and executive officers;

•overseeing the process of evaluating the performance of our board of directors; and
•assisting our board of directors on corporate governance matters.

During 2024, the Nominating and Corporate Governance Committee met two times. Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A detailed discussion of the Nominating and Corporate Governance Committee’s procedures for recommending candidates for election as a director appears below under the caption “Procedures of the Nominating and Corporate Governance Committee.”

The Nominating and Corporate Governance Committee charter, most recently updated in May 2023, can be found in the Corporate Governance section of the Investors section of our website at https//ir.acutusmedical.com. The Nominating and Corporate Governance Committee charter complies with the guidelines established by Nasdaq. Information on or accessible through our website is not incorporated by reference in this Form 10-K. The charter of the Nominating and Corporate Governance Committee grants the Nominating and Corporate Governance Committee authority to retain and terminate any advisers, including search firms to identify director candidates, compensation consultants as to director compensation and legal counsel, including sole authority to approve all such advisers’ fees and other retention terms.

Procedures of the Nominating and Corporate Governance Committee

In connection with nominating directors for election at the Annual Meeting and periodically throughout the year, the Nominating and Corporate Governance Committee considers the composition of the board and each committee of the board to evaluate its effectiveness and whether changes should be considered to either the board or any of the committees. In support of this process, the board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the board in its oversight of our Company. The board considers the following factors and qualifications, without limitation:

•the appropriate size and the diversity of the board;
•the needs of the board with respect to the particular talents and experience of its directors;
•the knowledge, skills and experience of nominees, including experience in the industry in which the Company operates, business, finance, management or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;
•familiarity with domestic and international business matters;
•familiarity and experience with legal and regulatory requirements; and
•experience with accounting rules and practices.

Pursuant to the Nominating and Corporate Governance Committee charter, the Nominating and Corporate Governance Committee intends to periodically review the composition of the board in light of current challenges and needs of the board and the Company and determine whether it may be appropriate to add or remove individuals after considering issues of judgment, diversity, skills, background and experience. Although the Nominating and Corporate Governance Committee does not have a formal policy regarding diversity on the board, the Nominating and Corporate Governance Committee is sensitive to the importance of nominating persons with different perspectives and experience to enhance the deliberation and decision-making processes of the board.

Once the Nominating and Corporate Governance Committee and the board determine that it is appropriate to add a new director, either as a replacement or as a new position, the Nominating and Corporate Governance Committee uses a flexible set of procedures in selecting individual director candidates. This flexibility allows the Nominating and Corporate Governance Committee to adjust the process to best satisfy the objectives it is attempting to accomplish in any director search. The first step in the general process is to identify the type of candidate the Nominating and Corporate Governance Committee may desire for a particular opening, including establishing the specific target skill areas, experiences and backgrounds that are to be the focus of a director search. The Nominating and Corporate Governance Committee may consider candidates recommended by management, by members of the Nominating and Corporate Governance Committee, by the board, by stockholders or by a third party it may engage to conduct a search for possible candidates. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate.

In order for a stockholder to have a candidate considered by the Nominating and Corporate Governance Committee, a stockholder should submit a written recommendation that includes (A) as to each person whom the stockholder proposes to nominate for election or reelection as director, (1) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including such person’s written consent to being named in the proxy statement and form of proxy as a nominee and to serving as a director if elected, and (2) a reasonably detailed description of any compensatory, payment or other financial agreement, arrangement or understanding that such person has with any other person or entity other than the Company including the amount of any payment or payments received or receivable thereunder, in each case in connection with candidacy or service as a director of the Company, and (B) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the proposal is made, (1) the name and address of such stockholder (as they appear on the Company’s books) and any such beneficial owner; (2) for each class or series, if any, the number of shares of capital stock of the Company that are held of record or are beneficially owned by such stockholder and by any such beneficial owner; (3) a description of any agreement, arrangement or understanding between or among such stockholder and any such beneficial owner, any of their respective affiliates or associates, and any other person or persons (including their names) in connection with the proposal of such nomination or other business; (4) a description of any agreement, arrangement or understanding (including, regardless of the form of settlement, any derivative, long or short positions, profit interests, forwards, futures, swaps, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions and borrowed or loaned shares) that has been entered into by or on behalf of, or any other agreement, arrangement or understanding that has been made, the effect or intent of which is to create or mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such stockholder or any such beneficial owner or any such nominee with respect to the Company’s securities; (5) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to bring such nomination or other business before the meeting; (6) a representation as to whether such stockholder or any such beneficial owner intends or is part of a group that intends to (i) deliver a proxy statement and/or form of proxy to holders of at least the percentage of the voting power of the Company’s outstanding capital stock required to approve or adopt the proposal or to elect each such nominee and/or (ii) otherwise to solicit proxies from stockholders in support of such proposal or nomination; and/or (iii) solicit holders of shares representing at least 67% of the outstanding securities of the Company generally entitled to vote on the election of directors in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 promulgated under the Exchange Act, (7) any other information relating to such stockholder, beneficial owner, if any, or director nominee or proposed business that would be required to be disclosed in a proxy statement or other filing required to be made in connection with the solicitation of proxies in support of such nominee or proposal pursuant to Section 14 of the Exchange Act; and (8) such other information relating to any proposed item of business as the Company may reasonably require to determine whether such proposed item of business is a proper matter for stockholder action.

Stockholder recommendations should be addressed to the Nominating and Corporate Governance Committee in care of our Chief Executive Officer at 2210 Faraday Ave., Suite 100, Carlsbad, CA 92008.

Once candidates are identified, the Nominating and Corporate Governance Committee conducts an evaluation of qualified candidates. The evaluation generally includes interviews and background and reference checks. There is no difference in the evaluation process of a candidate recommended by a stockholder as compared to the evaluation process of a candidate identified by any of the other means described above. In identifying and evaluating potential nominees to serve as directors, the Nominating and Corporate Governance Committee will examine each nominee on a case-by-case basis regardless of who recommended the nominee and take into account all factors it considers appropriate.

If the Nominating and Corporate Governance Committee determines that a candidate should be nominated as a candidate for election to the board, the candidate’s nomination is then recommended to the board, and the directors may in turn conduct their own review to the extent they deem appropriate. When the board has agreed upon a candidate, such candidate is recommended to the stockholders for election at an annual meeting of stockholders or appointed as a director by a vote of the board as appropriate.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is available in the Corporate Governance section of the Investors section of our website at https://ir.acutusmedical.com. Information on or accessible through our website is not incorporated by reference in this Form 10-K. We intend to disclose future amendments to our Code of Business Conduct and Ethics, or any waivers of such code, on our website or in public filings.

Compensation Recoupment Policy

On May 17, 2023, the board adopted a Compensation Recoupment Policy. The Compensation Recoupment Policy, adopted in compliance with Exchange Act Rule 10D and the corresponding Nasdaq listing standards, applies to current and former executive officers of the Company. In the event the Company is required to restate its financial statements as a result of events described in the Nasdaq listing standards effective October 2, 2023, the Compensation Committee is authorized to recover incentive compensation awarded to a covered executive in accordance with its Compensation Recoupment Policy.

Anti-Hedging and Anti-Pledging

The board has adopted a formal anti-hedging and anti-pledging policy for our employees, officers and directors. Under our Insider Trading Policy, which was adopted by the board in August 2020 and most recently updated in May 2023, our employees, officers and directors are prohibited from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities. In addition, employees, officers and directors may not pledge Company securities under any circumstances, including by purchasing Company securities on margin or holding Company securities in a margin account, or pledging securities as collateral for loans.

Insider Trading

We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations. A copy of our insider trading policy is filed as exhibit 19 to our annual report on Form 10-K.

Item 11. Executive Compensation.

Our named executive officers (“NEOs”) for fiscal year 2024, who consist of our current and former principal executive officers serving at any time during fiscal year 2024, and the two individuals who served as executive officers during fiscal year 2024 and would have been the next two most highly compensated executive officers (other than the principal executive officers) had they remained executive officers through the end of the fiscal year, are:
◦Takeo Mukai, our current Chief Executive Officer and Chief Financial Officer;
◦David Roman, our former President and Chief Executive Officer;
◦Kevin Mathews, our former Senior Vice President, Commercial; and
◦Tom Sohn, our former Chief Administrative Officer, General Counsel and Secretary.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies pursuant to the JOBS Act, which require compensation disclosure for each individual serving as our principal executive officer during fiscal year 2024, the two most highly compensated executive officers other than such principal executive officers and up to two additional individuals who would have been included had they remained executive officers through the end of fiscal year 2024.

During fiscal year 2024, we had two individuals serve as principal executive officer. David Roman served as the Company’s President and Chief Executive Officer through January 7, 2024. Takeo Mukai, the Company’s Chief Financial Officer, was appointed as Chief Executive Officer on January 8, 2024, while continuing to serve as the

Company’s Chief Financial Officer. In February 2025, Mr. Mukai’s employment was terminated but he remained with the Company as a consultant, continuing to serve as Chief Executive Officer and Chief Financial Officer. No other executive officers served through the end of fiscal year 2024. Kevin Mathews, Senior Vice President, Commercial, and Tom Sohn, Chief Administrative Officer, General Counsel and Secretary, departed effective as of January 7, 2024 and February 6, 2024, respectively.

Summary Compensation Table

The following table discloses compensation earned by our NEOs for each of the last three fiscal years during which they served as NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)
Takeo Mukai........................	2024	371,970	231,000(4)	—	—	204,474	1,539(5)	808,983
Chief Executive Officer and Chief Financial Officer	2023	323,438	60,000	66,975	44,859	—	$1,575	496,847

David Roman.......................	2024	28,381	300,000(6)	—	—	—	503,987(7)	832,368
Former President and Chief Executive Officer	2023	491,667	140,000	190,350	127,494	—	1,575	951,086
	2022	419,667	—	291,810	133,030	184,000	1,225	1,029,732

Kevin Mathews.....................	2024	17,596	38,000(8)	—	—	—	236,652(9)	292,249
Former SVP, Commercial	2023	310,000	—	59,925	40,137	—	$198,661	608,723

Tom Sohn..........................	2024	52,689	188,000(10)	—	—	—	384,399(11)	625,088
Former Chief Administrative Officer, General Counsel and Secretary

(1) These figures reflect the aggregate grant date fair value of restricted stock units granted in the fiscal year, computed in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. See Note 16 of the Notes to our Consolidated Financial Statements contained in the Company’s report on Form 10-K for the applicable fiscal year for assumptions used in the valuation of these awards and related disclosures. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2) These figures reflect the aggregate grant date fair value of stock options granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. See Note 16 of the Notes to the Consolidated Financial Statements contained in the Company’s report on Form 10-K for the applicable fiscal year for assumptions used in the valuation of these awards and related disclosures. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3) For Mr. Mukai only includes $204,474 for quarterly bonuses paid in 2024. In 2023, in conjunction with the Company’s announcement of a realignment of resources and corporate restructuring, the Company ceased the short-term cash incentive bonus program. For 2022, represents bonuses paid to our NEOs under our short-term cash incentive bonus program for executives, as described under “—Short-Term Cash Incentive Program,” below. Annual bonuses are paid during the first quarter of the year following the year during which the bonuses are earned.

(4) Includes $231,000 for a retention bonus granted on November 08, 2023 and paid in 2024.

(5) Includes $1,539 in life insurance, internet and mobile device benefits.

(6) Includes $300,000 in a retention bonus granted on November 08, 2023 and paid in 2024.

(7) Includes $500,000 in severance, $2,809 in Cobra payments, $1,050 in consulting, and $128 in life insurance, internet and mobile device benefits.
(8) Includes $38,000 in a retention bonus granted on November 08, 2023 and paid in 2024.

(9) Includes $232,500 in severance, $3,974 in Cobra payments, and $178 in life insurance, internet and mobile device benefits.

(10) Includes $188,000 in a retention bonus granted on November 08, 2023 and paid in 2024.

(11) Includes $281,250 in severance, $22,491 in Cobra payments, $80,401 in consulting fees, and $257 in life insurance, internet and mobile device benefits.

Cash Compensation

Base Salary

The NEOs receive base salaries to compensate them for services rendered to the Company. The base salaries are intended to provide a fixed component of compensation that is commensurate with each executive’s experience, role and responsibilities. The amount that each NEO received in base salary for 2024 is set forth in the Summary Compensation Table above.

In connection with his appointment as Chief Executive Officer, our Board of Directors, on recommendation by the Compensation Committee, increased Mr. Mukai’s base salary for 2024 from $325,000 to $375,000 based on the Compensation Committee’s review of available market information. See the “Salary” column in the 2024 Summary Compensation Table for the base salary amounts earned by the named executive officers in 2024. None of our other NEOs received any increases in base salary prior to his or her departure.

Short-Term Cash Incentive Program

Historically, we maintained an annual bonus program that rewarded each of our NEOs for our performance against business goals, and for the officer’s performance against his or her individual goals.

Equity Awards

We have historically granted stock options and restricted stock units (“RSUs”) to our executive officers. Options are granted with an exercise price per share that is no less than the fair market value of the Company’s common stock on the date of grant of such award. Options and RSUs generally vest over a 4 year-period from the date of grant with 25% of each award subject to one-year cliff-vesting. However, in 2022 and 2023, the Company granted options and RSUs that vest over a 2 year-period from the date of grant with 50% of each award subject to one-year cliff vesting and the remainder vesting over the subsequent year. None of our NEOs received equity or equity-based awards in 2024. See the “Outstanding Equity Awards at Fiscal Year End” table below for a description of the vesting schedule of option and RSU awards held by our NEOs as of December 31, 2024. Option and RSU awards may be subject to acceleration of vesting under certain termination and change of control events, as further described below under the section titled “Potential Payments upon Termination or Change of Control.” The terms of the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”) are described under the section titled “Employee Benefit and Stock Plans” below.

Executive Officer Offer Letters and Employment Arrangements

We have entered into employment agreements with each of our NEOs, the key terms of which are described below. In addition, as a condition of employment, each of our NEOs has also entered into our standard, at-will employment, confidential information, invention assignment and arbitration agreements. Under these agreements, each officer is subject to a covenant not to solicit our employees, both during the officer’s employment and for the 12-month period following termination of employment for any reason.

Takeo Mukai

We are party to an employment agreement dated as of January 9, 2023 with Mr. Mukai, our Chief Executive Officer and Chief Financial Officer. This agreement does not have a specific term and provides that Mr. Mukai is an at-will employee. Mr. Mukai’s current base salary is $375,000, and his annual target under our annual cash incentive program was 60% of his annual base salary. Under his employment agreement, Mr. Mukai was eligible for severance benefits under his employment agreement, subject to his execution of a general release in our favor, as more fully described in “Potential Payments upon Termination or Change of Control.”

On November 30, 2024, in connection with the realignment of resources and operational downsizing of the Company, Mr. Mukai’s employment with the Company terminated effective as of February 1, 2025, at which time Mr. Mukai remains with the Company as a consultant, serving as the Company’s Chief Executive Officer and Chief Financial Officer. Upon Mr. Mukai’s separation from the Company on February 1, 2025, and receipt of his general release of the Company and its affiliates, he received the following severance payments for which he was entitled under his employment agreement upon an involuntary termination without Cause: $281,250 representing 9 months of his base salary, paid in a lump sum following his termination, plus 9 months of reimbursement for COBRA continuation premiums.

Further, on November 30, 2024, the Board also approved a one-time retention bonus of $56,250 for Mr. Mukai, subject to his continued service through February 1, 2025 with the Company.

On December 2, 2024, in connection with his transition to consultant on February 1, 2025, Mr. Mukai entered into a consulting agreement with the Company, which became effective February 1, 2025. Pursuant to the consulting agreement, Mr. Mukai agreed to provide all reasonable assistance to the Company with respect to the role of the Company’s Chief Executive Officer and Chief Financial Officer and will receive compensation equal to $10,000 per month, for up to 40 hours of services in the applicable month.

David Roman

We were party to an employment agreement dated as of March 1, 2021, as amended on July 20, 2022 with David Roman, our former President and Chief Executive Officer. This agreement did not have a specific term and provided that Mr. Roman was an at-will employee. Mr. Roman’s base salary was $500,000 and his annual target under our annual cash incentive program was 60% of his annual base salary. On November 8, 2023, the Company announced a realignment of resources and corporate restructuring, including a reduction in the workforce. As part of the reduction in workforce, Mr. Roman separated from the Company, effective January 7, 2024. Upon his separation, Mr. Roman received a cash retention bonus equal to $300,000, which was granted to him on November 6, 2023 and payable to him as a lump sum on January 7, 2024, subject to his continued service through such payment date.

On January 7, 2024, Mr. Roman entered into a separation agreement with the Company. Pursuant to the separation agreement (as contemplated by his employment agreement), in consideration of a customary release of claims, Mr. Roman received cash severance equal to one year of Mr. Roman’s annual base salary ($500,000) payable as a lump sum as well as the accelerated vesting of 67,500 shares underlying RSUs.

Pursuant to a consulting agreement entered into with the Company on January 8, 2024, Mr. Roman provided reasonable assistance to the Company with respect to the transition of the Company’s chief executive officer role and provided advisory services related to the Company’s corporate restructuring. Pursuant to his consulting agreement, Mr. Roman was entitled, during the term of the consulting agreement, to compensation equal to $200 per hour of service. The consulting agreement was terminated by mutual agreement on January 26, 2024 upon Mr. Roman’s commencement of subsequent employment.

Kevin Mathews

We were party to an employment agreement dated as of May 1, 2022 with Mr. Mathews, our former Senior Vice President, Commercial. This agreement did not have a specific term and provided that Mr. Mathews was an at-will employee. Mr. Mathew’s base salary was $310,000 and his annual target under our annual cash incentive program was 50% of his annual base salary. On November 8, 2023, the Company announced a realignment of resources and corporate restructuring, including a reduction in the workforce. As part of the reduction in workforce, Mr. Mathews separated from the Company, effective January 7, 2024. Upon his separation, Mr. Mathews received a cash retention bonus equal to $38,000, which was granted to him on November 6, 2023 and payable to him as a lump sum on February 6, 2024, subject to his continued service through such payment date.

On January 7, 2024, Mr. Mathews entered into a separation agreement with the Company. Pursuant to the separation agreement (as contemplated by his employment agreement), in consideration of a customary release of claims, Mr. Mathews received cash severance equal to nine months of Mr. Mathews’ annual base salary ($232,500) payable as a lump sum as well as the accelerated vesting of 21,500 shares underlying RSUs.

Tom Sohn

We were party to an employment agreement dated as of August 5, 2020 with Mr. Sohn, our former Chief Administrative Officer, General Counsel, Secretary, and Chief Compliance Officer. This agreement did not have a specific term and provided that Mr. Sohn was an at-will employee. Mr. Sohn’s base salary was $375,000 and his annual target under our annual cash incentive program was 50% of his annual base salary. On November 8, 2023, the Company announced a realignment of resources and corporate restructuring, including a reduction in the workforce. As part of the reduction in workforce, Mr. Sohn separated from the Company, effective February 6, 2024. Upon his separation, Mr. Sohn received a cash retention bonus equal to $188,000, which was granted to him on November 6, 2023 and payable to him as a lump sum on February 6, 2024, subject to his continued service through such payment date.

On February 6, 2024, Mr. Sohn entered into a separation agreement with the Company. Pursuant to the separation agreement (as contemplated by his employment agreement), in consideration of a customary release of claims, Mr. Roman received cash severance equal to nine months of Mr. Sohn’s annual base salary ($281,500) payable as a lump sum as well as the accelerated vesting of 21,250 shares underlying RSUs.

Pursuant to a consulting agreement entered into with the Company on February 7, 2024, Mr. Sohn provided reasonable assistance to the Company with respect to the transition of the Company’s General Council and provided advisory services related to the Company’s corporate restructuring. Pursuant to his consulting agreement, Mr. Sohn was entitled, during the term of the consulting agreement, to compensation equal to $200 per hour of service. The consulting agreement was terminated by mutual agreement on September 27, 2024 upon Mr. Sohn’s commencement of subsequent employment.

Takeo Mukai

We were party to an employment agreement dated as of January 9, 2023 with Mr. Mukai, our Chief Executive Officer and Chief Financial Officer. On November 30, 2024, in connection with the realignment of resources and operational downsizing of the Company, Mr. Mukai’s employment with the Company terminated effective as of February 1, 2025, at which time Mr. Mukai would remain with the Company as a consultant, serving as the Company’s Chief Executive Officer and Chief Financial Officer. Upon Mr. Mukai’s separation from the Company on February 1, 2025, and receipt of his general release of the Company and its affiliates, he received the following severance payments for which he was entitled under his employment agreement upon an involuntary termination without Cause: $281,250 representing 9 months of his base salary, paid in a lump sum following his termination, plus 9 months of reimbursement for COBRA continuation premiums.

David Roman, Kevin Mathews and Tom Sohn

None of Messrs. Roman, Mathews and Sohn were employed as of December 31, 2024 and would not be entitled to any additional payments upon a termination of employment or change in control as of December 31, 2024. For more information on the payments received by Messrs. Roman, Mathews and Sohn in connection with their separations in 2024, see the descriptions set forth in the section titled “Executive Officer Offer Letters and Employment Arrangements” above.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our NEOs as of the end of our fiscal year ended December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year End

		Option Awards
Name	Vesting Commencement Date	Numbers of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (1) ($)	Option Expiration Date
Takeo Mukai....	8/2/2021	$20,566.00	—	1.34	8/2/2031
	2/1/2022	13,000	—	1.34	2/1/2032
	3/1/2023	47,500	—	1.41	3/1/2033

(1) Effective July 25, 2022, and in accordance with the terms of the 2011 Plan and the 2020 Plan, the Board of Directors reduced the exercise price of outstanding “underwater” options to purchase our common stock held by employees who were employed on July 25, 2022 (and who had not provided a notice of resignation prior to such date) to $1.34 per share, which was the closing price for our common stock on July 25, 2022. The exercise price for each option in the table shown above is the post-repricing exercise price.

(2) This option vests over four years from the vesting commencement date, with 1/4 vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 36 equal monthly installments, subject to continued service through each such vesting date.

(3) This option vests over two years from the vesting commencement date, with 1/2 vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 12 equal monthly installments, subject to the continued service through each such vesting date.

Employee Benefit and Stock Plans

Our NEOs are entitled to participate in our compensation and benefits plans as described below.

2020 Plan

In August 2020, our Board of Directors adopted, and our stockholders approved, our 2020 Plan, which became effective in connection with our initial public offering in August 2020. Our 2020 Plan replaced our 2011 Plan. Following the effectiveness of the 2020 Plan, no further equity awards may be granted under our 2011 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other equity-based awards. ISOs may be granted only to employees. All other awards may be granted to employees, directors and consultants.
Our Board of Directors, or one or more duly authorized committees thereof, have the authority to administer the 2020 Plan. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us ceases for any reason other than disability or death, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. In the event of certain corporate transactions specified in our 2020 Plan, including a merger or change of control, as defined in our 2020 Plan, the administrator may, in its discretion, take certain actions with respect to outstanding awards, including the continuation or assumption of awards.

Defined Contribution Plan

We currently maintain a 401(k)-retirement savings plan (the “401(k) plan”) for our employees, including our NEOs, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code (the “Code”). Our NEOs are eligible to participate in the 401(k) plan on the same basis as our other employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We reserve the right to make discretionary matching contributions or non-elective contributions under the 401(k) plan. Similar to prior years, in fiscal year 2024, we did not provide a matching contribution or a non-elective contribution under the 401(k) plan.

We do not maintain any defined benefit pension plans.

Director Compensation

Our directors play a critical role in guiding our strategic direction and overseeing the management of Acutus. The many responsibilities and risks and the substantial time commitment of being a director require that we provide adequate compensation commensurate with our directors’ workload and opportunity costs. Independent Directors receive a combination of annual cash retainers and annual grants of options or RSUs, as described further below.

Prior to his resignation in 2024, our one employee director, Mr. Roman, did not receive additional compensation for his services as a director. For more information on Mr. Roman’s compensation as an officer, see the section titled “Executive Compensation.” For more information on our non-employee director compensation, see the section titled “Director Compensation in 2024.”

Equity Compensation

Under the Company’s Outside Director Compensation Policy, as in effect prior to February 13, 2023, newly appointed non-employee directors received an initial stock option award with a grant date value of $140,000 as well as an RSU award with a grant date value of $60,000, and each incumbent non-employee director who served as such as of the date of our annual meeting, received a stock option award with a grant date value of $84,000 and an RSU award with a grant date value of $36,000, except that the annual grant for 2022 consisted of a stock option and an RSU award with respect to a fixed number of shares of Company stock in the amount of 13,595 and 9,000 respectively. In February 2023, the Board amended the policy to provide newly appointed non-employee directors an initial stock option award of 32,500 shares as well as an RSU award of 14,000 shares, and each incumbent non-employee director who served as such as of the date of our annual meeting, received a stock option award of 19,600 shares and an RSU award of 8,400 shares. In addition, an outside director serving in the capacity of Board Chair received an additional stock option award of 5,880 shares and an additional RSU award of 2,520 shares.

Each initial option grant and each initial RSU grant vests ratably over a three-year period following the commencement of the non-employee director’s services. In the case of the initial option grant, 1/3 of the shares vest on the first anniversary of the non-employee director’s commencement date, and the remaining two-thirds vest in equal monthly installments, and, in the case of the initial RSU grant, 1/3 of the shares vest on each anniversary of the non-employee director’s commencement date, in each case, subject to the non-employee director’s continuous service with us on each applicable vesting date. Each annual option and RSU grant vests on the first anniversary of the grant date, subject to the non-employee director’s continuous service with us through the vesting date. All then outstanding awards held by non-employee directors will vest upon a “Change in Control” (as defined in the 2020 Plan), subject to the non-employee director’s continuous service with us through the date of such Change in Control.
On February 13, 2023, our Compensation Committee approved an amendment to the Company’s Outside Director Compensation Policy, following which, upon being appointed to our Board of Directors, any new non-employee director will receive a stock option award with respect to 32,500 shares as well as an RSU award with respect to 14,000 shares, and each incumbent non-employee director who is serving as such as of the date of our annual meeting will receive a stock option award with respect to 19,600 shares and an RSU award with respect to 8,400 shares. Under the amended policy, a non-employee director serving in the capacity of Chair will receive an additional stock option award with respect to 5,880 shares and an RSU award with respect to 2,520 shares. All other terms of the Company’s Outside Director Compensation Policy remain as in effect prior to the amendment.

Cash Compensation

The following table is a summary of the annual cash compensation provided for under the Company’s Outside Director Compensation Policy other than for Mr. Roman, who was an executive officer and did not receive any additional compensation for services provided as a director, and for Mr. Huennekens, who was paid cash compensation under his Chairperson Agreement described below:

Position	Annual Cash Retainer
Chairperson...............................................................................................................................	$ 65,000
Lead Independent Director...........................................................................................................	$ 50,000
Board Member...........................................................................................................................	$ 40,000
Committee Chair
Audit....................................................................................................................................	$ 20,000
Compensation........................................................................................................................	$ 14,000
Nominating and Corporate Governance.......................................................................................	$ 10,000
Committee Member
Audit....................................................................................................................................	$ 10,000
Compensation........................................................................................................................	$ 7,000
Nominating and Corporate Governance......................................................................................	$ 5,000

Chairperson Agreement

We entered into a Chairperson Agreement with Mr. Huennekens under which we agreed to pay him at a rate of $500 per hour for his service as Chair. Pursuant to this agreement, we granted Mr. Huennekens an RSU award on June 30, 2019 with respect to 567,509 shares of our common stock. The vesting of this award was subject to Mr. Huennekens’ continued service through designated vesting dates over a period ending on March 1, 2022 and the occurrence of an initial public offering or change in control with respect to the Company within ten years of the date of grant.

Mr. Huennekens’ Chairperson Agreement provided that in the event that Mr. Huennekens’ service is terminated by us without “cause” or by Mr. Huennekens with “good reason” (each as defined in such agreement), then, subject to Mr. Huennekens’ waiver and release in a form reasonably satisfactory to the Company, his equity compensation awards, all of which had already vested as of March 1, 2022, would become vested and exercisable to the extent they would have become vested and exercisable if he had continued service to the Company for the 12-month period following the date of termination. The agreement also provided that in the event of a change in control (as defined in our 2011 Plan), Mr. Huennekens’ equity compensation awards would become fully vested and exercisable. Mr. Huennekens resigned from Board effective January 15, 2024.

Director Compensation in 2024

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2024.

The following table presents the total compensation each of our non-employee directors received during the year ended December 31, 2024.

	Fees Earned or Paid in Cash ($)	Total ($)
R. Scott Huennekens (3).....
David Bonita, M.D............	50,000	50,000
Andrew ElBardissi, M.D....	52,000	52,000
Niamh Pellegrini..............	57,000	57,000
John Sheridan...................	56,500	56,500
Shaden Marzouk, M.D. (5).	73,750	73,750
Jason Garland...................	60,000	60,000

(1) These figures reflect the aggregate grant date fair value of RSUs granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. The assumptions used to calculate the grant-date fair value of the awards reported in this column are set forth in Note 15 to our Consolidated Financial Statements above. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2) These figures reflect the aggregate grant date fair value of stock options granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. The assumptions used to calculate the grant-date fair value of the awards reported in this column are set forth in Note 15 to our Consolidated Financial Statements above. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3) Mr. Huennekens resigned from the Board of Directors, effective as of January 15, 2024, and did not receive any fees in 2024.

(4) Mr. Marzouk was appointed as independent chairperson effective as of January 15, 2024.

As of December 31, 2024, our directors held the following number of RSUs and stock options in the aggregate:

Stock Options (#)
R. Scott Huennekens (1)..
David Bonita, M.D.........	58,676
Andrew ElBardissi, M.D..	58,676
Jason Garland...................	52,100

John Sheridan...................	50,082
Niamh Pellegrini............	54,391
Shaden Marzouk, M.D.....	58,676

(1) Mr. Huennekens resigned from the Board of Directors, effective as of January 15, 2024. As of December 31, 2024, he did not hold any stock options.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2024:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1).................................................	508,802	$3.72	5,887,381
Equity compensation plans not approved by stockholders (2)..........................................	—	$—	5,958,365
Total......................................................................................................................................	508,802	$3.72	11,845,746

(1) Includes our 2020 Plan, our 2011 Plan and our ESPP. Our ESPP was terminated, effective November 8, 2023.

(2) In March 2022, our Board of Directors approved our 2022 Inducement Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other equity-based awards. Only individuals not previously an employee or director of the Company (other than following a bona fide period of non-employment) are eligible for grants under the 2022 Plan and only as an inducement material to the individual’s entering into employment with the Company. Our Board of Directors, or one or more duly authorized committees thereof, have the authority to administer the 2022 Plan to new employees. Unless the terms of an optionholder’s stock option agreement provides otherwise, if an optionholder’s service relationship with us ceases for any reason other than disability or death, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. In the event of certain corporate transactions specified in our 2022 Plan, including a merger or change of control, as defined in our 2022 Plan, the administrator may, in its discretion, take certain actions with respect to outstanding awards, including the continuation or assumption of awards.

(3) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(4) Includes shares available for issuance under our 2022 Plan, our 2020 Plan and our ESPP. Our 2011 Plan was discontinued in connection with our initial public offering and there are no shares remaining available for issuance under the 2011 Plan. The number of shares available for issuance under our 2020 Plan increases automatically on the first day of each fiscal year of the Company beginning with the 2021 fiscal year and ending with the 2029 fiscal year, in an amount equal to the least of (i) 2,193,360 shares; (ii) 4% of the outstanding shares of our common stock on the last business day of the immediately preceding fiscal year or (iii) such number of shares determined by our Board. Our ESPP was terminated, effective November 8, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of February 1, 2025 by:

•each person whom we know to own beneficially more than 5% of our common stock;
•each of our directors and director nominees and named executive officers individually; and
•all of our directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options and other awards that are exercisable within 60 days of February 1, 2025. Shares issuable pursuant to stock options and other awards are deemed outstanding for computing the percentage of the person holding such options or awards but are not outstanding for computing the percentage of any other person. The percentage ownership of our common stock in the “Shares Beneficially Owned” column in the table is based on 29,313,667 shares of our common stock issued and outstanding as of February 1, 2025.

Unless otherwise indicated, the mailing address of each of the stockholders below is c/o Acutus Medical, Inc., 2210 Faraday Ave., Suite 100, Carlsbad, CA 92008. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name of Beneficial Owner	Shares Beneficially Owned
	Shares		Percentage
5% and Greater Stockholders:
Entities affiliated with OrbiMed Advisors, LLC(1)	$6,961,450		8.9%
Entities affiliated with Deerfield Management Company, L.P.(2)	5,492,725		8.9%
Laurence W. Lytton(3)	2,078,030		7.0%
Named Executive Officers and Directors:
Takeo Mukai(4)	116,805			*
David Roman(5)	155,466	]		*
Kevin Mathews(6)	28,437			*
Tom Sohn(7)	54,359			*
David Bonita, M.D(8)	79,498			*
Andrew ElBardissi, M.D.(9)	79,498	]		*
Jason Garland(10)	74,500			*
Niamh Pellegrini(11)	75,363	]		*
Shaden Marzouk, M.D(12)	79,498			*
John Sheridan(13)	70,029	]		*
All executive officers and directors as a group (7 persons)(14)	575,191		1.96%

*Represents less than 1% of Acutus’ outstanding common stock.
(1) Based on the Schedule 13D/A filed with the SEC on November 18, 2021 by OrbiMed Advisors and its affiliates. Consists of: (i)(A) 2,076,139 shares of outstanding common stock, (B) 60,339 shares underlying warrants and (C) 2,795,886 shares issuable upon conversion of 2,795.8860 shares of our Series A Common Equivalent Preferred Stock, in each case, held by OrbiMed Private Investments IV, LP (“OPI IV”); (ii)(A) 572,247 shares of outstanding common stock, (B) 272,227 shares underlying warrants and (C) 1,105,114 shares issuable upon conversion of 1,105.1140 shares of our Series A Common Equivalent Preferred Stock, in each case, held by OrbiMed Royalty Opportunities II, LP (“ORO II”); and (iii) 20,822 shares of common stock and 58,676 shares underlying stock options held by David Bonita which are exercisable or will become exercisable or otherwise vest within 60 days, which shares and options are held for the benefit and at the direction of OPI IV. OrbiMed Capital GP IV LLC (“GP IV”) is the general partner of OPI IV. OrbiMed Advisors is the managing member of GP IV. By virtue of such relationships, GP IV and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by OPI IV and as a result may be deemed to have beneficial ownership of such shares. OrbiMed ROF II LLC (“ROF II”) is the general partner of ORO II and OrbiMed Advisors is the managing member of ROF II. By virtue of such relationships, ROF II and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by ORO II and as a result may be deemed to have beneficial ownership of such shares. David Bonita, a member of OrbiMed Advisors, is a member of the Company’s Board of Directors. By virtue of such relationship, OrbiMed Advisors may be deemed to beneficially own the securities held by David Bonita. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild. Each of GP IV, ROF II, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho, W. Carter Neild and David Bonita disclaims beneficial ownership of the shares held by OPI IV and ORO II, except to the extent of its or his pecuniary interest therein if any. The address for each of OPI IV and ORO II is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(2) Based on the Schedule 13D/A filed with the SEC on January 28, 2025 by Deerfield Management. Consists of: (i)(A) 1,026,243 shares of common stock and (B) 948,395 shares of common stock issuable upon conversion of 948.3950 shares of Series A Common Equivalent Preferred Stock, in each case, held by Deerfield Partners, L.P. (“Deerfield Partners”); (ii)(A) 1,622,143 shares of common stock and (B) 1,816,446 shares of common stock issuable upon conversion of 1,816.4460 shares of Series A Common Equivalent Preferred Stock, in each case, held by Deerfield Private Design Fund III, L.P. (“DPD III”); and (iii) 20,822 shares of common stock and 58,676 shares underlying stock options held by Andrew ElBardissi which are exercisable or will become exercisable or otherwise vest within 60 days, which shares and options are held for the benefit and at the direction of Deerfield Management. The terms of the Series A Common Equivalent Preferred Stock and provisions of the warrants restrict the conversion of such shares or the exercise of such warrants, as applicable, to the extent that, upon such conversion or exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 4.9% of the total number of shares of common stock then outstanding (the “Ownership Cap”). Accordingly, notwithstanding the number of shares reported, the selling stockholder disclaims beneficial ownership of the shares of common stock issuable upon conversion of the Series A Common Equivalent Preferred Stock and the exercise of such warrants to the extent that upon such conversion or exercise the number of shares beneficially owned by all reporting persons hereunder, in the aggregate, would exceed the Ownership Cap. Deerfield Mgmt, L.P. is the general partner of Deerfield Partners. Deerfield Management is the investment manager of Deerfield Partners. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management. Each of Deerfield Mgmt, L.P., Deerfield Management and James E. Flynn may be deemed to beneficially own the securities held by Deerfield Partners. Deerfield Mgmt III, L.P. is the general partner of DPD III. Deerfield Management is the investment manager of DPD III. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt III, L.P. and Deerfield Management. Each of Deerfield Mgmt III, L.P., Deerfield Management and James E. Flynn may be deemed to beneficially own the securities held by DPD III. The address of Deerfield Partners, DPD III and Deerfield Management is c/o Deerfield Management Company, L.P., 345 Park Avenue South, 12th Floor, New York, NY 10010.

(3) Number of shares based solely on information reported on Schedule 13G filed with the SEC on November 14, 2024 by Laurence W. Lytton, reporting beneficial ownership as of September 30, 2024. According to the Schedule 13G, Laurence W. Lytton has sole investment and voting power with respect to all of such shares. The address for Laurence W. Lytton is 467 Central Park West, New York, NY 10025.

(4) Consists of (i) 35,749 shares owned directly by Mr. Mukai, (ii) 81,056 shares underlying options exercisable within 60 days of February 1, 2025 and (iii) 0 restricted stock units vesting within 60 days of February 1, 2025.

(5) Consists of (i) 155,466 shares owned directly by Mr. Roman, (ii) 0 shares underlying options exercisable within 60 days of February 1, 2025 and (iii) 0 restricted stock units vesting within 60 days of February 1, 2025.

(6) Consists of (i) 28,437 shares owned directly by Mr. Mathews, (ii) 0 shares underlying options exercisable within 60 days of February 1, 2025 and (iii) 0 restricted stock units vesting within 60 days of February 1, 2025.

(7) Consists of (i) 54,359 shares owned directly by Mr. Sohn, (ii) 0 shares underlying options exercisable within 60 days of February 1, 2025 and (iii) 0 restricted stock units vesting within 60 days of February 1, 2025.

(8) Consists of (i) 20,822 shares owned directly by Dr. Bonita and (ii) 58,676 shares underlying options exercisable within 60 days of February 1, 2025.

(9) Consists of (i) 20,822 shares owned directly by Dr. ElBardissi and (ii) 58,676 shares underlying options exercisable within 60 days of February 1, 2025, which shares and options are held for the benefit and at the direction of Deerfield Management. Dr. ElBardissi disclaims beneficial ownership of the shares of our common stock except to the extent of any pecuniary interest therein.

(10) Consists of (i) 22,400 shares owned directly by Mr. Garland and (ii) 52,100 shares underlying options exercisable within 60 days of February 1, 2025.

(11) Consists of (i) 20,972 shares owned directly by Ms. Pellegrini and (ii) 54,391 shares underlying options exercisable within 60 days of February 1, 2025.

(12) Consists of (i) 20,822 shares owned directly by Dr. Marzouk and (ii) 58,676 shares underlying options exercisable within 60 days of February 1, 2025.

(13) Consists of (i) 19,947 shares owned directly by Mr. Sheridan and (ii) 50,082 shares underlying options exercisable within 60 days of February 1, 2025.

(14) Includes 161,534 shares directly owned by our executive officers and directors, 413,657 shares underlying options exercisable within 60 days of February 1, 2025 and 0 restricted stock units vesting within 60 days of February 1, 2025

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, since January 1, 2023 or currently proposed, to which we were a party or will be a party, in which:

•the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and
•any of our directors, director nominees, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described where required under the sections titled “Director Compensation” and “Executive Compensation.”

2019 Credit Agreement

On May 20, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) with the lenders party thereto from time to time, ORO II as origination agent and Wilmington Trust, National Association as administrative agent.

The 2019 Credit Agreement provided us with a senior term loan facility in aggregate principal amount of $70.0 million and generally bore interest at a variable rate. We recorded $5.7 million and $2.8 million in interest expense related to this debt agreement for the year ended December 31, 2021 and the six months ended June 30, 2022, respectively. As of December 31, 2021, we had $40.0 million in aggregate principal amount of long-term debt outstanding under the 2019 Credit Agreement. On June 30, 2022, we fully repaid the $40.0 million in aggregate principal amount outstanding under the 2019 Credit Agreement (see “2022 Credit Agreement” below).

The lenders under the 2019 Credit Agreement were ORO II and DPD III. Each of ORO II and DPD III, together with their respective affiliates, are holders of 5% or more of our capital stock (see “Material Relationships” below).

2022 Credit Agreement

On June 30, 2022, we entered into a new debt facility with certain the Deerfield Funds. The amended and restated credit agreement (i.e., the 2022 Credit Agreement) is for an aggregate principal amount of $35.0 million (the “Term Loan”) and amends and restates our 2019 Credit Agreement. The proceeds from the Term Loan were, among other things, used to refinance the term loan under the 2019 Credit Agreement.

The Term Loan has a five-year term and bears interest at one-month adjusted Term SOFR, with a floor of 2.50% per annum, plus 9.00% per annum (subject to increase following the occurrence of an event of default).

On August 4, 2023, we entered into Amendment No.1 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 1, the 2022 Credit Agreement was amended to decrease the amount of cash we are required to maintain pursuant to the minimum liquidity covenant in the 2022 Credit Agreement to $5,000,000 for a period of 18 months, at which point the amount required under the minimum liquidity covenant shall increase to $20,000,000 (or, if certain conditions are met, $10,000,000), in exchange for a fee paid by us.

On November 8, 2023, we entered into Amendment No. 2 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 2, the 2022 Credit Agreement was amended to, among other things: (i) adjust and increase the amortization schedule such that payments commence on June 30, 2024 and are made 12, 24 and 36 months (i.e., the scheduled maturity date) following June 30, 2024; (ii) limit the business activities we may engage in; and (iii) require us to maintain a minimum liquidity of $10,000,000 at all times, in exchange for fees paid by us.

On March 4, 2024, we entered into Amendment No. 3 to the 2022 Credit Agreement with the Deerfield Funds. Previously, on February 16, 2024, the Biotronik Parties filed a Demand against us with the American Arbitration Association (who notified us of the Demand on February 29, 2024), alleging that we breached our contractual obligations under five agreements relating to the licensing, manufacturing, distribution and development of medical devices as a result of the wind down of our businesses. Pursuant to Amendment No. 3, Deerfield has agreed to waive any Default or Event of Default (each defined in the 2022 Credit Agreement) that has arisen or may arise in connection with the Demand. In addition, pursuant to Amendment No. 3 among other things, (i) the 2022 Credit Agreement was amended such that (x) a Change in Control (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement would not be deemed to occur in the event our common stock undergoes a Delisting and (y) exposure incurred in excess of $3.0 million in respect of proceedings in relation to the Demand and/or related proceedings and/or between such parties is deemed an Event of Default (as defined in the 2022 Credit Agreement) under the 2022 Credit Agreement.

On November 13, 2024, we entered into Amendment No. 4 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 4, the 2022 Credit Agreement was amended to (i) adjust the amortization schedule of the 2022 Credit Agreement such that the $7.5 million installment payment of principal due on June 30, 2025 would be made over three equal installments of $2.5 million on each of June 30, 2025, September 30, 2025 and December 31, 2025 and (ii) increase the exit fee associated with prepayment or repayment of the loans from 5.0% to 6.0% of the principal amount of the loans prepaid or repaid.

On January 21, 2025, we entered into Amendment No. 5 to the 2022 Credit Agreement with the Deerfield Funds. Pursuant to Amendment No. 5, the 2022 Credit Agreement was amended to allow us to effect the Deregistration and, among other things: (i) provided that the Deerfield Funds would receive a consent fee in the form of a contingent value right payable upon certain triggering events in an amount equal to the lesser of $300,000 or 5.0% of the aggregate amount of total value that would otherwise be available to our equityholders (the “Consent Fee”);

(ii) modified the financial reporting requirements under the 2022 Credit Agreement, including requiring delivery of cash flow forecasts to the Deerfield Funds; (iii) required the appointment of a Chief Restructuring Officer; and (iv) modified the negative covenants to limit our business activities and requires us to maintain minimum liquidity of $5 million.

In the fiscal year ended December 31, 2024, we recorded $5.8 million in interest expense related to the 2022 Credit Agreement. As of December 31, 2024, we had $32.5 million in aggregate principal amount of long-term debt outstanding under this debt agreement.

2022 Warrant Agreement

On June 30, 2022, in connection with entering into the 2022 Credit Agreement, we entered into a warrant purchase agreement with the Deerfield Funds, pursuant to which we issued to the Deerfield Funds warrants to purchase up to an aggregate 3,779,018 shares (the “2022 Warrant Shares”) of our common stock, par value $0.001 per share, at an exercise price of $1.1114 per 2022 Warrant Share for a period of eight years following the issuance thereof, on and subject to the terms and conditions set forth in the warrants evidencing such rights (the “Warrants”).

On March 4, 2024, we entered into an amendment (the “Amendment”) to the 2022 Warrants and 2022 Warrant Purchase Agreement with the Deerfield Funds. Pursuant to the Amendment, (i) the 2022 Warrants were amended to remove the Deerfield Funds’ option to require us to repurchase the 2022 Warrants from Deerfield upon a Delisting, and to modify the volatility rate that would be used to calculate the Black-Scholes value of the 2022 Warrants that would apply to certain other transactions involving us pursuant to the 2022 Warrants, and (ii) the Warrant Purchase Agreement was amended to remove our obligation to take all commercially reasonable actions necessary to cause our common stock to remain listed on Nasdaq at all times during the term of the 2022 Warrants.

2022 Registration Rights Agreement

On June 30, 2022, in connection with the issuance of the Warrants, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Deerfield Funds, pursuant to which we filed a shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC to register the resale of certain securities held by the Deerfield Funds and their affiliates (the “Registrable Securities”). In addition, for a period of five years following the execution of the Registration Rights Agreement, or until all Registrable Securities are registered or no longer subject to restrictions on transfer (whichever is earlier), the Deerfield Funds will hold certain “piggy-back” registration rights with respect to registration statements filed during such period. We will generally pay all reasonable expenses incidental to its obligations and performance under the Registration Rights Agreement, other than underwriting discounts and commissions and such other charges.

Contingent Value Rights Agreement, Warrant Termination Agreement and Registration Rights Termination Agreement

In connection with entry into Amendment No. 5 and the Deregistration, we also entered into certain other agreements, including: (i) a contingent value rights agreement to provide for payment of the Consent Fee by us to the Deerfield Funds (the “Contingent Value Rights Agreement”); (ii) a warrant termination agreement to terminate (a) warrants to purchase 224,118 shares of common stock pursuant to that certain Warrant to Purchase Shares of Common Stock of the Company dated as of June 7, 2018 (the “2018 Warrants”), (b) warrants to purchase 209,996 shares of common stock pursuant to that certain Warrant dated as of May 20, 2019 (the “2019 Warrants”) and (c) warrants to purchase 3,779,018 shares of common stock pursuant to that certain Warrant to Purchase Shares of Common Stock of the Company dated June 30, 2022 (the “2022 Warrants”) for a fee equal to $250,000 in the aggregate paid by us to the Deerfield Funds (the “Warrant Termination Agreement”) and (iii) a registration rights termination agreement to terminate the registration rights agreement, dated June 30, 2022, among us and the Deerfield Funds and withdraw the registration statement on Form S-3 filed with the SEC (File No. 333-266804) in connection with the sale from time to time of our securities held by the Deerfield Funds and terminate the offer and/or sale of securities under such registration statement (the “Registration Rights Termination Agreement”).

Material Relationships

Dr. Bonita, a member of our board of directors, serves as General Partner at OrbiMed Advisors, of which certain affiliates are an initial lender under the 2019 Credit Agreement (the amounts owed thereunder being repaid in connection with the execution of the 2022 Credit Agreement) and principal stockholders of the Company.

Dr. ElBardissi, a member of our Board of Directors, is a member of the private transaction team of Deerfield Management, of which certain affiliates are an initial lender under the 2019 Credit Agreement (the amounts owed thereunder being repaid in connection with the execution of the 2022 Credit Agreement), lenders under the 2022 Credit Agreement, parties to the Contingent Value Rights Agreement, Warrant Termination Agreement and Registration Rights Termination Agreement, and principal stockholders of the Company.

Consulting Agreements

On December 2, 2024, Mr. Mukai entered into a Consulting Agreement with the Company, which will become effective February 1, 2025. Pursuant to the Consulting Agreement, Mr. Mukai agreed to provide all reasonable assistance to the Company with respect to the role of the Company’s Chief Executive Officer and Chief Financial Officer and will receive compensation equal to $10,000 per month, for up to 40 hours of services in the applicable month.

On December 2, 2024, Mr. Hollister entered into a Consulting Agreement with the Company, which will become effective April 1, 2025. Pursuant to the Consulting Agreement, Mr. Hollister agreed to provide all reasonable assistance to the Company with respect to the role of the Company’s Secretary and will receive compensation equal to $200 per hour.

Director and Officer Indemnification

We have entered into an indemnification agreement with each of our directors and executive officers. These indemnification agreements and our amended and restated certificate of incorporation and bylaws indemnify each of our directors and executive officers to the fullest extent permitted by the Delaware General Corporation Law.

Equity Grants to Executive Officers and Directors

We have granted options to our NEOs and certain of our non-employee directors as more fully described in the sections titled “Director Compensation” and “Executive Compensation.”

Policies and Procedures for Related Party Transactions

Our board of directors adopted a written related party transaction policy in connection with our initial public offering, setting forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related party had or will have a direct or indirect material interest, as determined by the Audit Committee of our board of directors, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related party.

Transactions described in this section entered into during our fiscal year ended December 31, 2024 and December 31, 2023 were reviewed and approved pursuant to these policies and procedures. Certain other related party transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by our board of directors.

Director Independence

The board of directors conducts an annual review to verify director independence. As a result of its most recent review, the Board has determined that the following directors are independent, as defined in the listing standards of the Nasdaq: David Bonita, M.D.; Andrew ElBardissi, M.D.; Jason Garland; Niamh Pellegrini; Shaden Marzouk, M.D.; and John Sheridan. None of the independent directors, to the Company’s knowledge, has any business, financial, familial or other type of relationship with the Company or its management that would impact the director’s ability to exercise independent judgment.

Item 14. Principal Accountant Fees and Services.
On April 12, 2024, the board of directors selected and approved of KPMG as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG has served as our independent registered public accounting firm since 2015.

Independent Registered Public Accounting Firm

The following is a summary of the fees and services provided by KPMG to the Company for fiscal years 2024 and 2023:

	Fiscal Year Ended December 31,
Description of Services Provided by KPMG	2024		2023
Audit Fees(1)	$630,000		$991,271
Audit-Related Fees	$—		$—
Tax Fees(2)	$144,020		$350,136
All Other Fees	$—		$—
		]
TOTAL	$774,020		$1,341,407

(1)
Audit fees for KPMG for 2024 and 2023 were for professional services rendered for the audits of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements.

(2)	Tax fees for KPMG for 2024 and 2023 were for tax advice and compliance.

The Audit Committee or delegate thereof pre-approves the scope of the audit, audit-related and tax services provided by our independent registered public accounting firm, as well as all associated fees and terms, pursuant to pre-approval policies and procedures established by the Audit Committee. The Audit Committee evaluates the independent registered public accounting firm’s qualifications, performance and independence, and presents its conclusions to the full Board on at least an annual basis.

All of the services provided by KPMG for fiscal years 2024 and 2023, and fees for such services, were pre-approved by the Audit Committee in accordance with these standards.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

1.    The following consolidated financial statements of Acutus Medical, Inc. included in Item 8 are filed as part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023
2.    Financial Statement Schedule: All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
3.    Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
2.1+	Acquisition Agreement, dated May 31, 2019, among the Registrant, Rhythm Xience, Inc., the sellers listed on Schedule I thereto and Harold Wodlinger, as the Sellers’ Agent	S-1	333-239873	2.1	July 15, 2020

2.2+	Asset Purchase Agreement dated April 26, 2022, by and among Medtronic, Inc. and the Registrant	8-K	001-39430	2.1	April 27, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39430	3.1	August 10, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39430	3.2	August 10, 2020

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Common Equivalent Preferred Stock, par value $0.001 per share, of the Registrant.	8-K	001-39430	3.1	August 23, 2021

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-239873	4.2	July 30, 2020

4.2+	Amended and Restated Investors’ Rights Agreement, dated June 12, 2019, among the Registrant and certain of its stockholders	S-1	333-239873	4.1	July 15, 2020

4.3*	Description of the Registrant’s Securities

4.4+	Form of warrant to purchase common stock dated January 30, 2015, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.3	July 15, 2020

4.5+	Form of warrant to purchase convertible preferred stock, dated June 7, 2018, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.4	July 15, 2020

4.6+	Form of warrant to purchase convertible preferred stock, dated July 31, 2018, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.5	July 15, 2020

4.7+	Form of warrant to purchase convertible preferred stock, dated May 20, 2019, issued by the Registrant to various parties, together with a schedule of material differences	S-1	333-239873	4.6	July 15, 2020

4.8+	Form of Warrant for the issuance of warrants dated June 30, 2022	8-K	001-39430	10.3	July 1, 2022

10.1+	Amended and Restated Credit Agreement dated June 30, 2022, by and among the Registrant, the lenders from time to time party thereto, Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	July 1, 2022

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 4, 2023, by and between the Registrant and the Lenders party thereto	10-Q	001-39430	10.1	August 7, 2023

10.3	Amendment No. 2 to Existing Credit Agreement dated as of November 8, 2023, by and among the Company and the Lenders party thereto, and acknowledged by Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	November 13, 2023
10.4	Waiver and Amendment No. 3 to Amended and Restated Credit Agreement and Amendment to Lender Warrants and Warrant Purchase Agreement	8-K	001-39430	10.1	March 5, 2024

10.5+	Warrant Purchase Agreement dated June 30, 2022, by and among the Registrant and the purchasers named therein	8-K	001-39430	10.2	July 1, 2022

10.6+	Registration Rights Agreement dated June 30, 2022, by and among the Registrant, Deerfield Partners, L.P. and Deerfield Private Design Fund III	8-K	001-39430	10.4	July 1, 2022

10.7+	License and Distribution Agreement, dated July 2, 2019, among the Registrant, Biotronik SE & Co. KG and VascoMed GmbH	S-1	333-239873	10.3	July 15, 2020

10.8+	License Agreement, dated May 10, 2011, between the Registrant and Dr. Christoph Scharf	S-1	333-239873	10.6	July 15, 2020

10.9	First Amendment to License Agreement, dated September 30, 2011, between the Registrant and Dr. Christoph Scharf	S-1	333-239873	10.7	July 15, 2020

10.10+	Master License Agreement, dated March 11, 2014, between the Registrant and Biotectix, LLC	S-1	333-239873	10.8	July 15, 2020

10.11+	Exclusive Patent License Agreement, dated April 21, 2014, between the Registrant and Regents of the University of Minnesota	S-1	333-239873	10.9	July 15, 2020

10.12	First Amendment to Exclusive Patent License Agreement, dated October 20, 2014, between the Registrant and Regents of the University of Minnesota	S-1	333-239873	10.10	July 15, 2020

10.13+	Distribution Agreement, dated June 30, 2022, among the Registrant and Medtronic, Inc.	8-K	001-39430	10.1	December 5, 2022

10.14+	Lease Agreement, dated January 22, 2015, as amended, between the Registrant and Carlsbad 2210, LLC	S-1	333-239873	10.11	July 15, 2020

10.15†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-239873	10.12	July 15, 2020

10.16†	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-239873	10.13	July 15, 2020

10.17†	2020 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-239873	10.14	July 30, 2020

10.18†	Executive Incentive Compensation Plan	S-1	333-239873	10.16	July 15, 2020

10.19†	Employment Agreement between Registrant and David Roman	10-K	001-39430	10.22	March 19, 2021

10.20†	Amendment No. 1 to Employment Agreement by and between Registrant and David Roman, dated July 20, 2022	8-K	001-39430	10.1	July 21, 2022
10.21†	Consulting Agreement between the Registrant and David Roman	8-K	001-39430	10.1	January 11, 2024

10.22†	Employment Agreement by and between Registrant and Takeo Mukai, dated January 9, 2023	8-K	001-39430	10.1	January 9, 2023

10.23†	Employment Agreement by and between Registrant and Tom Sohn, dated August 5, 2020	10-Q	001-39430	10.1	May 11, 2023
10.24†	Employment Agreement by and between Registrant and Kevin Matthews, dated May 1, 2022	10-Q	001-39430	10.3	May 11, 2023

10.25+	Limited Consent dated April 26, 2022, by and between Registrant, the lenders party to the Credit Agreement and Wilmington Trust, National Association, as Administrative Agent	8-K	001-39430	10.1	April 27, 2022

10.26	Commitment Letter dated April 26, 2022, by and between Registrant and the Commitment Parties	8-K	001-39430	10.2	April 27, 2022

10.27+	Exchange Agreement, dated as of August 23, 2021, by and among the Registrant, Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P.	8-K	001-39430	10.1	August 23, 2021

10.28+	Exchange Agreement, dated as of August 23, 2021, by and among the Registrant, OrbiMed Private Investments IV, LP and OrbiMed Royalty Opportunities II, LP	8-K	001-39430	10.2	August 23, 2021

10.29	Feasibility and Development Agreement, by and between Biotronik SE & Co. KG and Registrant	S-1	333-257844	10.24	July 12, 2021

10.30	2022 Inducement Equity Plan and forms of agreement thereunder	S-8	333-264004	99.1	March 31, 2022
10.31	Settlement Agreement and Release, dated October 15, 2024, by and among the Biotronik Parties and the Registrant	8-K	001-39430	10.1	October 17, 2024
10.32	Consulting Agreement between the Registrant and Takeo Mukai	8-K	001-39430	10.1	December 4, 2024

10.33†	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of November 13, 2024, by and among the Registration and the Lenders party	8-K	001-39430	10.1	November 15, 2024
10.34	Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of January 21, 2025, by and among the Registrant and the Deerfield Funds	8-K	001-39430	10.1	January 21, 2025
10.35	Contingent Value Rights Agreement, dated as of January 21, 2025, by and among the Registrant and the Deerfield Funds	8-K	001-39430	10.2	January 21, 2025
10.36	Warrant Termination Agreement, dated as of January 21, 2025, by and among the Registrant and the Deerfield Funds	8-K	001-39430	10.3	January 21, 2025
10.37	Registration Rights Termination Agreement, dated as of January 21, 2025, by and among the Registrant and the Deerfield Funds	8-K	001-39430	10.4	January 21, 2025
19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Acutus Medical, Inc. Compensation Recoupment Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101)
________________________________
*	Filed herewith.
**	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Acutus Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Indicates management contract or compensatory plan.
+	The schedules and exhibits to the exhibited agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acutus Medical, Inc. (Registrant)

Date:	March 24, 2025	By:	/s/ Takeo Mukai
Takeo Mukai Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Date:	March 24, 2025	By:	/s/ Takeo Mukai
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

Name	Title	Date

/s/ Takeo Mukai	Chief Executive Officer and Chief Financial Officer	March 24, 2025
Takeo Mukai	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Shaden Marzouk	Chairman of the Board	March 24, 2025
Shaden Marzouk

/s/ David Bonita	Director	March 24, 2025
David Bonita, M.D.

/s/ Andrew ElBardissi	Director	March 24, 2025
Andrew ElBardissi, M.D.

/s/ Jason Garland	Director	March 24, 2025
Jason Garland

/s/ Niamh Pellegrini	Director	March 24, 2025
Niamh Pellegrini

/s/ John Sheridan	Director	March 24, 2025
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
March 24, 2025

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
March 24, 2025

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
I, Takeo Mukai, Chief Executive Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 (the “Report”) filed with the Securities and Exchange Commission:
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai
Chief Executive Officer
(Principal Executive Officer)
March 24, 2025

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

I, Takeo Mukai, Chief Financial Officer of Acutus Medical, Inc. (the “Company”), in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to the best of my knowledge, the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 (the “Report”) filed with the Securities and Exchange Commission:
•Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
•The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Takeo Mukai
Takeo Mukai
Chief Financial Officer
(Principal Financial Officer)
March 24, 2025